Form 10-Q
period 2007-03-31
China Healthcare Acquisition Corp.
filed 2007-06-04
CIK 1366922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-33269
CHINA HEALTHCARE ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	20-5013347
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1233 Encino Drive
Pasadena, CA	91108
(Address of principal executive offices)	(Zip Code)
(626) 568-9924
Registrant’s telephone number, including area code
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filed ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
As of May 19, 2007, 11,876,555 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

CHINA HEALTHCARE ACQUISITION CORPORATION
Table of Contents

Page
PART I — FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (unaudited)
Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Stockholders’ Equity	5
Condensed Statements of Cash Flows	6
Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures about Market Risk	13
Item 4T. Controls and Procedures	13

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	13
Item 1A. Risk Factors	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults upon Senior Securities	14
Item 4. Submission of Matters to a Vote of the Security Holders	14
Item 5. Other Information	14
Item 6. Exhibits	15

SIGNATURES	16

INDEX TO EXHIBITS
Certification by Principal Executive Officer Pursuant to Section 302
Certification by Principal Financial Officer Pursuant to Section 302
Certification by Principal Executive Officer and Principal Financial Officer Pursuant to Section 906

Item 1. Financial Statements
CHINA HEALTHCARE ACQUISITION CORP.
(a development stage company)
CONDENSED BALANCE SHEET

	Unaudited
	March 31,	December 31,
	2007	2006
ASSETS

Current Assets
Cash	$46,123	$49,349

Cash in trust	1,503,617	—

Total Current Assets	1,549,740	49,349

Deferred offering costs	436,697	331,479

TOTAL ASSETS	$1,986,437	$380,828

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued expenses	310,700	208,828
Due to stockholder	1,503,744	—
Notes payable to stockholders	150,000	150,000

TOTAL LIABILITIES	1,964,444	358,828

COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred stock — $.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock — $.0001 par value; 50,000,000 shares authorized; 2,125,000 and 2,500,000 issued and outstanding, respectively	213	250

Additional paid-in capital	24,787	24,750

Deficit accumulated during the development stage	(3,007)	(3,000)

Total stockholders’ equity	21,993	22,000

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$1,986,437	$380,828

See notes to condensed financial statements.

CHINA HEALTHCARE ACQUISITION CORP.
(a development stage company)
CONDENSED STATEMENT OF OPERATIONS

	Unaudited	Unaudited
	Period from January 1,	Period from June 7,
	2007	2006 (inception)
	to March 31, 2007	to March 31, 2007
Interest income	$13	$13

Formation and operating costs	20	3,020

Net income (loss)	$(7)	$(3,007)

Net income (loss) per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	2,225,000	2,416,667
See notes to condensed financial statements.

CHINA HEALTHCARE ACQUISITION CORP.
(a development stage company)
STATEMENT OF STOCKHOLDERS’ EQUITY
For the period from June 7, 2006 (inception) to March 31, 2007

				Income (deficit)
				accumulated
			Additional	during the	Total
	Common Stock		paid-in	development	Stockholders’
	Shares	Amount	capital	stage	Equity

Issuance of common stock to founders and insiders on June 7, 2006 at $.01 per share	2,500,000	$250	$24,750	—	$25,000
Net Loss	—	—	—	(3,000)	(3,000)

Balance at December 31, 2006	2,500,000	250	24,750	(3,000)	22,000

Unaudited:
Surrender and cancellation of 375,000 shares of common stock by initial stockholders on January 24, 2007	(375,000)	(37)	37	—	—

Net Income (loss)	—	—	—	(7)	(7)

Balance — March 31, 2007	2,125,000	$213	$24,787	($3007)	$21,993

See notes to condensed financial statements.

CHINA HEALTHCARE ACQUISITION CORP.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS

	Period from	Period from
	January 1, 2007	June 7, 2006
	to March 31,	(inception) to
	2007	March 31, 2007

Cash Flows from Operating Activities

Net loss	($7)	($3,007)

Net cash used in operating activities	(7)	(3,007)

Cash Flows from Financing Activities

Proceeds from issuance of common stock	—	25,000
Proceeds from the Chairman of the Board of Director for the future purchase of warrants	(1,503,617)	(1,503,617)
Increase in due to stockholder	1,503,744	1,503,744
Proceeds from stockholder’s note payable	—	150,000
Payment of proposed offering costs	(3,346)	(125,997)

Net cash provided by (used) in financing activities	(3,219)	49,130

Net increase (decrease) in cash	(3,226)	46,123
Cash — beginning of period	49,349	—
Cash — end of period	$46,123	$46,123

Supplemental schedule of non-cash financing activity:
Accrual of costs of proposed offering	101,872	310,700

See notes to condensed financial statements.

CHINA HEALTHCARE ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2007
Note 1 – Interim Financial Information
     The condensed financial statements at March 31, 2007 and for the period ending March 31, 2007 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal accruals and recurring items) have been made that are necessary to present fairly financial position of China Healthcare Acquisition Corp. (the “Company”) as of March 31, 2007 and the results its operations and cash flows for the period ended March 31, 2007. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.
     These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto at May 9, 2007 and for the period then ended included in the Company’s Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on May 18, 2007. The accounting policies used in preparing these unaudited condensed financial statements are consistent with those described in such filing. The December 31, 2006 balance sheet has been derived from the Company’s audited financial statements.
Note 2 — Summary of Significant Accounting Policies
Nature of Business
     China Healthcare Acquisition Corp. (also hereinafter referred to as “CHAC” or the “Company”) was incorporated in Delaware on June 7, 2006 for the purpose of acquiring an operating business.
Development Stage Company
     As of March 31, 2007, the Company had not yet commenced any operations. All activity through March 31, 2007 relates to the Company’s formation and proposed public offering. The Company has selected December 31 as its fiscal year end.
     The Company’s ability to commence operations was contingent upon obtaining adequate financial resources through a proposed public offering of up to 8,500,000 units (“Units”) which was consummated on April 25, 2007 and is discussed in Note 7 (“Offering”). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business that has operations in China (“Business Combination”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, on April 25, 2007 an aggregate of $50,042,500 was deposited in a trust account (“Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. In addition, on May 9, 2007 an aggregate of $7,265,276.78 was deposited into the Trust upon a partial exercise of the underwriters over-allotment option. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The Company’s Chairman has agreed that he will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account (excluding interest) are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered contracted for or products sold to the Company. However, there can be no assurance that he will be able to satisfy those obligations.

Expenses related to investigation and selection of a target company and negotiation of an agreement to effect a Business Combination will be paid, prior to a Business Combination only from interest earned on the principal in the trust account up to an aggregate of $1,200,000, net of income taxes. The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.
     With respect to a Business Combination which is approved and consummated, any Public Stockholder who votes against the Business Combination may contemporaneously demand that the Company convert his or her shares. We will not proceed with a business combination if public stockholders owning 20% or more of the shares sold in this offering vote against the business combination and exercise their conversion rights. Accordingly, if public shareholders owning a majority of the shares sold in this offering approve a business combination, we may effect that business combination even if public stockholders owning up to approximately 19.99% of the shares sold in this offering exercise their conversion rights. If this occurs, we would be required to convert to cash up to approximately 19.99% of the 9,751,555 shares of common stock sold in this offering, or 1,949,336 shares of common stock, at an initial per-share conversion price of approximately $5.89, without taking into account interest earned on the trust account, if we choose to pursue the Business Combination and such business combination is completed.
     We must complete a Business Combination with a fair market value of at least 80% of our net assets (excluding the non-accountable expense allowance and the deferred portion of the underwriting discount held in the trust account for the benefit of the underwriters) at the time of acquisition within 24 months after the consummation of this offering. If we fail to consummate a Business Combination within the required time frame, we will be forced to liquidate our assets. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Offering discussed in Note 7).
Use of estimates
     The preparing of financial statements in conformity with accounting principles generally accepted in United State of America requires management to makes estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
Recent Accounting Standards
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on the Company’s financial condition or results of operations.
     Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
Net loss per share
     The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.
Income Taxes
     Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to effect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

     The Company has recorded a deferred tax asset for the effect of temporary differences, aggregating approximately $1,000 and $1,000 at March 31, 2007 and December 31, 2006, respectively. In recognition of the uncertainty regarding the ultimate amount of income tax benefit to be derived, the Company has recorded a full valuation allowance at March 31, 2007 and December 31, 2006.
Note 3 — Deferred Offering Costs
     Deferred offering costs consist of legal fees, accounting fees and other costs incurred through the balance sheet date that are directly related to the Offering described in Note 7 and which will be charged to equity against the proceeds raised. The Company has incurred additional deferred offering costs subsequent to the balance sheet date.
Note 4 — Note Payable to Stockholder
     The Company issued a $150,000 unsecured promissory note to the Chairman of the Board of Directors on June 12, 2006. The note did not bear interest and was payable on earlier of June 30, 2007, or the consummation of the Offering described in Note 7. Accordingly, such note was repaid upon closing of the Offering. Due to the short-term nature of the note, the fair market value approximates the carrying amount.
     Upon the consummation of the Offering and the repayment of the non-interest bearing note of $150,000 described above, the Chairman of the Company lent the Company $150,000. The loan bears interest at 4% per annum and will be paid from the interest on the amounts in the Trust Fund.
     The Company received in advance the amount of $1,500,000 from the Chairman of the Board of Directors on January 29, 2007 for the future purchase of 3,000,000 warrants at $.50 per warrant. For the period ending March 31, 2007, interest generated from this advance and due to the Chairman totaled $3,743. The advance was used to purchase such warrants on April 16, 2007.
Note 5 — Stockholders’ Equity
     The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preference as may be determined from time to time by the Board of Directors. At inception, the Company issued 2,500,000 shares of common stock for $25,000 in cash. In January 2007, the Initial Stockholders surrendered 375,000 shares for cancellation.
Note 6 — Commitments
     The Company presently occupies office space provided by an affiliate of one of the Company’s executive officers. Such affiliate has agreed that until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate up to $5,000 per month commencing on the date of the effective date of the Offering.
     The Chairman purchased in the aggregate, 3,000,000 of the warrants from the Company at a purchase price of $0.50 per warrant ($1,500,000 in the aggregate) in a private placement on April 16, 2007. These warrants, and the warrants issued as part of the Units in the Offering, do not have any liquidation rights.
     The Initial Stockholders will be entitled to registration rights with respect to their founding shares pursuant to an agreement signed prior to the Offering. The holders of the majority of these shares are entitled to make up to two demands that the Company register these shares at any time commencing three months prior to the third anniversary of the effective date of the Offering. In addition, the Initial Stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the third anniversary of the effective date of the Offering.
Note 7— Subsequent Event
     The Company sold 8,500,000 Units at $6 per unit to the public on April 25, 2007. On May 9, 2007 the Company sold an additional 1,251,555 units pursuant to the underwriters’ partial exercise of the over-allotment option. Each Unit consists of one share of common stock and two redeemable common stock purchase warrants. In connection with Offering, the Company paid to the underwriters a fee equal to 3.25% ($1,657,500) of the gross offering proceeds upon the consummation of the Offering. The underwriters have agreed to defer additional fees equal to 4.00% of the gross proceeds of the initial public offering before the over-allotment option and 1.25% of the gross proceeds from the over-allotment ($2,133,867 in the aggregate) and deposit them into the Trust Account until the consummation of a Business Combination. Upon the consummation of a Business Combination, we will pay such deferred underwriting discount and non-accountable expense allowance to the underwriters out of the proceeds of this Offering held in trust. On May 29, 2007 the warrants were permitted to separate from the units and begin to trade separately.

     Each warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00. The warrants have a life of five years after which they will expire. The Company has a right to redeem the warrants at $0.01 per warrant, provided the common stock has traded at a closing price of at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If the Company redeems the warrants, the holder will either have to exercise the warrants by purchasing the common stock from the Company for $5.00 or sell the warrants, or the warrants will be redeemed. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such warrant shall not be entitled to exercise such warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the warrants may expire unexercised and unredeemed. The Company has determined that the warrants should be classified in stockholders’ equity upon their issuance in accordance with the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.
     In addition, the Company sold to the underwriters for $100, an option to purchase up to a total of 500,000 Units. This option was issued upon closing of the Offering. The units that would be issued upon exercise of this option are identical to those offered in the Offering, except that each of the warrants underlying this option entitles the holder to purchase one share of our common stock at a price of $6.25. This option is exercisable at $7.50 per Unit commencing on the later of one year from the effective date or the consummation of a Business Combination and may be exercised on a cashless basis. The option will have a life of five years from the effective date. The Company will have no obligation to net cash settle the exercise of the option or the warrants underlying the option. The holder of the option will not be entitled to exercise the option or the warrants underlying the option unless a registration statement covering the securities underlying the option is effective or an exemption from registration is available. If the holder is unable to exercise the option or underlying warrants, the option or warrants, as applicable, will expire worthless.
     The sale of the option will be accounted for as an equity transaction. Accordingly, there will be no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. The Company has determined, based upon a Black-Scholes model, that the fair value of the option on the date of sale would be approximately $1,742,500 for the option to the underwriters, using an expected life of five years, volatility of 72.36% and a risk-free interest rate of 4.39%.
     The volatility calculation of 72.36% for the option to the underwriters is based on the average volatility of a basket of companies with similar capitalization sizes that trade in the United States. Because the Company does not have a trading history, the Company needed to estimate the potential volatility of its common stock price, which will depend on a number of factors which cannot be ascertained at this time. The Company’s management believes that this volatility is a reasonable benchmark to use in estimating the expected volatility for the Company’s common stock. Utilizing a higher volatility would have had the effect of increasing the implied value of the option.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes and scheduled thereto.
     We were formed on June 7, 2006, for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, an operating business with operations primarily in the People’s Republic of China. Our initial business combination must be with a target business whose fair market value if at least equal to 80% of our net assets (excluding the deferred underwriting compensation held in trust) at the time of such acquisition. We intend to use cash derived from the proceeds of our recently completed offering and private placement, our capital stock, debt or a combination of cash, capital stock and debt, to effect such business combination.
     We are actively searching for a suitable business combination candidate. We currently have not selected any potential target businesses. We will meet with target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. Consistent with the disclosures in our prospectus, we will focus our search on companies in the healthcare sectors in China. We cannot assure investors that we will find a suitable business combination in the allotted time.
RESULTS OF OPERATIONS
Net Loss
     For the three months ended March 31, 2007, we had a net loss of $(7). Through March 31, 2007, our efforts have been limited to organizational activities and activities relating to our initial public offering. We neither engaged in any operations nor generated any revenues. We currently have no operating business and have not selected any potential target businesses. Beginning April 25, 2007 (the date of the consummation of our initial public offering) until our consummation of a business combination, we expect interest earned on the offering proceeds held in our trust account to be our primary source of income.
CHANGES IN FINANCIAL CONDITION
Liquidity and Capital Resources
     On April 16, 2007 we entered in to an agreement with the Chairman of our Board of Directors for the sale of 3,000,000 warrants in a private placement. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. The warrants were sold at a price of $0.50 per warrant, generating net proceeds of $1,500,000.
     On April 25, 2007 we consummated our initial public offering of 8,500,000 units, and on May 9, 2007 sold an additional 1,251,555 units attributable to the full exercise of the underwriters’ over-allotment option. Each unit consists of one share of common stock and two warrants. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. Our common stock and warrants will start trading separately on May 29, 2007.
     The net proceeds from the sale of the units in the offering (including the over-allotment option) and the private placement were $57,307,802 after deducting offering expenses of approximately $800,000 but including the deferred non-accountable expense allowance and the deferred portion of the underwriting discounts of approximately $2,133,867. All of this amount will be held in trust. We will use substantially all of the net proceeds of this offering and private placement proceeds (other than the deferred non-accountable expense allowance and the deferred portion of the underwriting discount) to acquire one or more operating businesses. However, we may not use all of such proceeds in the trust in connection with a business combination, either because the consideration for the business combination is less than the proceeds in trust or because we finance a portion of the consideration with our capital stock or debt securities. In that event, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses.
     In the event that we consummate a business combination, the proceeds held in the trust account will be used for the following purposes:
•	Payment of the purchase price for the business combination;

•	Payment of the non-accountable expense allowance and the deferred portion of the underwriting discount due to the underwriters;

•	Payment of any finder’s fees or professional fees and costs; and

•	Payment of any fees and costs the Company may incur in connection with any equity or debt financing relating to the business combination.

     The Company does not currently have any agreement with any party with respect to the payment of finders’ or professional fees. If the Company agrees to pay such fees in the future, such fees shall be negotiated on an arms-length basis.
     We will receive up to $1,200,000 (net of taxes) from interest earned on the trust to finance our operations prior to consummating a business combination. We believe that these funds will be sufficient to allow us to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. Over this time period, we anticipate making the following expenditures:
•	approximately $200,000 for legal, accounting and other expenses attendant to the structuring and negotiating of a business combination;

•	approximately $300,000 for the due diligence and investigation of a target business;

•	approximately $115,000 in legal and accounting fees relating to our SEC reporting obligations;

•	approximately $120,000 in fees relating to our office space and certain general and administrative services;

•	approximately $240,000 for travel, general working capital that will be used for miscellaneous expenses and reserves, including for director and officer liability insurance premiums, deposits, down payments and/or funding of a “no shop” provision in connection with a prospective business transaction and for international travel with respect to negotiating and finalizing a business combination;

•	approximately $150,000 for repayment of the loan from our Chairman; and

•	approximately $75,000 for a reserve for liquidation expenses.
     We are limited to $1,200,000, net of taxes, of interest earned on the trust account for these estimated expenditures. If the funds available to us are insufficient to cover these costs, our founders will have no obligation to provide additional funding.
     We do not believe we will need additional financing following this offering in order to meet the expenditures required for operating our business. However, we may need to obtain additional financing to the extent such financing is required to consummate a business combination, in which case we may issue additional securities or incur debt in connection with such business combination.
     As of June 7, 2006, Mr. Kang lent a total of $150,000 to us for payment of offering expenses which were repaid without interest at closing out of offering proceeds. Upon the consummation of the offering, Mr. Kang lent $150,000 to us which was deposited in our operating account and bears interest at a rate of 4% per year. The loan will be repaid from interest earned from the funds held in trust.
     We have agreed to pay NCIL, an affiliate of Alwin Tan, a monthly fee of $5,000 for general and administrative services including office space, utilities and secretarial support.
Off-Balance Sheet Arrangements
     Other than contractual obligations incurred in the normal course of business, we do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity.
Contractual Obligations
     In connection with our initial public offering, we agreed to pay the underwriters a deferred non-accountable expense allowance and deferred portion of the underwriting discount of $2,133,867 upon the consummation of our initial business combination. We expect that such allowance will be paid out of the proceeds in the trust account. Other than the contractual obligations incurred in the ordinary course of business, we do not have any other long-term contractual obligations.

Forward Looking Statements
     This Quarterly Report on From 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events, and we assume no obligation to update any such forward-looking statements. The forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual result to be materially different from any future results expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause our future results to differ from those statements include, but are not limited to, those described in the section entitled “Rick Factors” of the prospectus filed with the Securities and Exchange Commission (the “SEC”) in connection with our initial public offering. The following discussion should read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report and with the section entitled “Risk Factors” of the prospectus filed with the SEC in connection with our public offering.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our exposure to market risk is limited to interest income sensitivity with respect to the funds placed in the trust account. However, the funds held in our trust account have been invested only in U.S. “government securities,” defined as any Treasury Bill issued by the United States having a maturity of one hundred and eighty days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, so we are not deemed to be an investment company under the Investment Company Act. Thus, we are subject to market risk primarily through the effect of changes in interest rates on government securities. The effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices, does not currently pose significant market risk to us.
Item 4T. Controls and Procedures.
     Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this report.
     There were no changes in our internal controls over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
     We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our principal executive officer and our principal financial officer have concluded that these controls and procedures are effective at the reasonable assurance level.
     PART II – OTHER INFORMATION
Item 1 – Legal Proceedings
     We are not currently subject to any material legal proceedings, nor to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.
Item 1A – Risk Factors
     An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously disclosed in the registration statements on Form S-1 (File No. 333-135705) filed in connection with our initial public offering. You should consider carefully all of the material risks described in such registration statements, before making a decision to invest in our securities. If any of the events described therein occur, our business, financial conditions and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.
     On April 16, 2007 we entered into a warrant placement agreement with the Chairman of our Board of Directors for the sale of 3,000,000 warrants at a price of $0.50 per warrant, generating gross total proceeds of $1,500,000. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. The warrants sold were exempt from registration under regulations promulgated by the SEC under Section 4(2) of the Securities Act. The exemption was available on the basis that there was no general solicitation in connection with the placement and sales were only made to an accredited investor.
     For a description of the use of proceeds from our initial public offering and private placement, see Part I, Item 2 of this Quarterly Report on Form 10-Q.
Item 3 – Defaults upon Senior Securities
     Not applicable.
Item 4 – Submission of Matters to a Vote of the Security Holders
     Not applicable.
Item 5 – Other Information
     On May 29, 2007, Ferris, Baker Watts, Incorporated, the lead underwriter in our initial public offering, allowed holders of the Company’s units to separately trade the common stock and warrants included in such units as of such date. The common stock and warrants are quoted on the American Stock Exchange under the symbols CHM and CHM.WS, respectively.

Item 6 – Exhibits

Number	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA HEALTHCARE ACQUISITION CORP.
Date: June 4, 2007	By:	/s/ Alwin Tan
Alwin Tan
Chief Executive Officer and Treasurer (Principal Executive Officer)

	By:	/s/ Steven Wang
Steven Wang
Vice President (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Sarbanes-Oxley Act of 2002