Form 10-Q
period 2007-06-30
China Healthcare Acquisition Corp.
filed 2007-08-14
CIK 1366922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-33269
CHINA HEALTHCARE ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	20-5013347 (I.R.S. Employer Identification No.)

1233 Encino Drive
Pasadena, CA	91108
(Address of principal executive offices)	(Zip Code)
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
Large accelerated filed ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of August 1, 2007, 11,876,555 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

CHINA HEALTHCARE ACQUISITION CORPORATION

Item 1. Financial Statements
CHINA HEALTHCARE ACQUISITION CORP.
(a development stage company)
BALANCE SHEET

	Unaudited	December 31,
	June 30, 2007	2006
Current Assets
Cash	$300,170	$49,349
Cash in Trust	57,539,883	—
Prepaid expense	13,438	—

Total Current Assets	57,853,491	49,349

Fixed Asset Net of Depreciation	1,479	—
Deferred tax asset, net	21,315	—
Deferred offering costs	—	331,479

TOTAL ASSETS	$57,876,285	$380,828

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$19,788	$208,828
Due to stockholder	1,245	—
Deferred underwriting fees	2,133,867	—
Taxes payable	221,027	—
Notes payable to stockholder	150,000	150,000

TOTAL LIABILITIES	2,525,927	358,828

Common Stock, subject to possible redemption, 1,949,335 shares at redemption value	11,029,265	—

COMMITMENTS
STOCKHOLDERS’ EQUITY

Preferred stock — $.0001 par value; 1,000,000 authorized,; 0 issued and outstanding	—	—
Common stock — $.0001 par value; 50,000,000 shares authorized; 11,876,555 issued and outstanding (which include 1,949,335 shares subject to possible redemption) and 2,500,000 shares, respectively	1,188	250
Additional paid-in capital	44,074,106	24,750
Income (deficit) accumulated during the development stage	245,799	(3,000)

Total Stockholders’ Equity	44,321,093	22,000

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$57,876,285	$380,828

See notes to condensed financial statements

CHINA HEALTHCARE ACQUISITION CORP.
(a development stage company)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

				Period from
		Period from		June 7, 2006
	Three Months	June 7, 2006	Six Months	(inception) to
	Ended	(inception) to	Ended	June 30, 2007
	June 30, 2007	June 30, 2006	June 30, 2007	(Cumulative)
Interest Income	$509,971	$—	$509,984	$509,984

Formation and operating costs	60,653	3,000	60,673	63,673
Delaware franchise tax	31,040		31,040	31,040

Income (loss) before provision for income taxes	418,278	(3,000)	418,271	415,271

Provision for income taxes	169,472	—	169,472	169,472

Net income (loss)	$248,806	$(3,000)	$248,799	$245,799

Net income (loss) per share (basic and diluted)	$0.03	$0.00	$0.04	$0.06

Weighted average number of shares outstanding (basic and diluted)	9,756,471	2,500,000	5,967,306	4,113,322
See notes to condensed financial statements

CHINA HEALTHCARE ACQUISITION CORP.
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
For the period from June 7, 2006 (inception) to June 30, 2007

				Income (deficit)
	Common Stock		Additional	accumulated during the	Total Stockholders’
	Shares	Amount	Paid –in Capital	development Stage	Equity
Issuance of common stock to founders and insiders on June 7, 2006 at $.01 per share	2,500,000	$250	$24,750	$—	$25,000
Net Loss				(3,000)	(3,000)

Balance at December 31, 2006	2,500,000	250	24,750	(3,000)	22,000
Surrender and cancellation of 375,000 shares of common stock by initial stockholders on January 24, 2007	(375,000)	(37)	37	—	—

Sale of 3,000,000 private placement warrants to the Chairman of the Board of Directors	—	—	1,500,000	—	1,500,000

Sale of 8,500,000 units, net of underwriters discount and offering expenses (1,699,150 shares subject to possible redemption)	8,500,000	850	46,407,199	—	46,408,049

Proceeds from issuance of underwriter’s option	—	—	100	—	100

Sale of 1,251,555 Units, underwriter’s over-allotment option, net of underwriter’s discount (250,185 shares subject to possible redemption)	1,251,555	125	7,171,285	—	7,171,410

Proceeds subject to possible redemption of 1,949,335 shares	—	—	(11,029,265)	—	(11,029,265)

Unaudited:

Net income for the six months ended June 30, 2007	—	—	—	248,799	248,799

Balance at June 30, 2007	11,876,555	$1,188	$44,074,106	$245,799	$44,321,093

See notes to condensed financial statements

CHINA HEALTHCARE ACQUISITION CORP.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
		Period from	June 7, 2006
	Six Months	June 7, 2006	(inception) to
	Ended	(inception) to	June 30, 2007
	June 30, 2007	June 30, 2006	(cumulative)
Cash flows from operating activities:
Net income	$248,799	$(3,000)	$245,799
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	49		49
Deferred tax	(21,315)		(21,315)
Changes in:
Accrued Expense Payable	9,788		9,788
Tax payable	221,027		221,027
Prepaid expense	(13,438)		(13,438)
Interest Accrued on Money Market Trust Account	(508,631)		(508,631)

Net Cash provided (used) in operating activities:	(63,721)	(3,000)	(66,721)

Cash flows from investing activities:
Cash held in Trust fund	(57,307,802)	—	(57,307,802)
Disbursements from Trust	276,550	—	276,550
Purchase of fixed asset net of Depreciation	(1,529)	—	(1,529)

Net cash used in investing activities	(57,032,781)	—	(57,032,781)

Cash flows from financing activities:
Gross proceeds from issuance of common stock	51,000,000	25,000	51,025,000
Gross proceeds from issuance of warrants	1,500,000	—	1,500,000
Underwriter’s purchase option	100	—	100
Gross proceeds from issuance of common stock	7,509,330	—	7,509,330
Proceeds from stockholder’s note payable	150,000	150,000	300,000
Repayment of stockholder’s note payable	(150,000)	—	(150,000)
Payment of costs of public offering	(2,663,352)	(55,100)	(2,786,003)
Advances from shareholder	1,245	—	1,245

Net cash provided by financing activities	57,347,325	119,900	57,399,672

Net increase in cash	250,821	116,900	300,170
Beginning balance	49,349	—

Ending balance	$300,170	$116,900	$300,170

Supplemental Schedule of Non Cash Financing Activities
Accruals of offering cost	$10,000	$4,143	$10,000
Accruals of deferred underwriters’ fees	2,133,867	—	2,133,867

Total	$2,143,867	$4,143	$2,143,867

See notes to condensed financial statements

CHINA HEALTHCARE ACQUISITION CORP.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2007
Note 1 – Interim Financial Information
     The condensed financial statements at June 30, 2007 and for the periods ending June 30, 2007 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal accruals and recurring items) have been made that are necessary to present fairly the financial position of China Healthcare Acquisition Corp. (the “Company”) as of June 30, 2007 and the results of its operations and cash flows and stockholders equity for the periods ended June 30, 2007 and for the period from June 7, 2006 (inception) to June 30, 2007. Operating results for the interim and cumulative periods presented are not necessarily indicative of the results to be expected for any other interim periods or for the full year.
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
Note 2 — Summary of Significant Accounting Policies
Nature of Business
     The Company was incorporated in Delaware on June 7, 2006 for the purpose of acquiring an operating business.
Development stage company
     As of June 30, 2007, the Company had not yet commenced any operations. All activity through June 30, 2007 relates to the Company’s formation and the public offering described below. The Company has selected December 31 as its fiscal year end.
     The registration statement for the Company’s initial public offering (“Offering”) was declared effective April 19, 2007. The Company’s ability to commence operations was contingent upon obtaining adequate financial resources through a public offering of up to 8,500,000 units (“Units”) which is discussed in Note 4 below. This Offering was consummated on April 25, 2007 and the Company received net proceeds of $46,448,485. Additionally on May 9, 2007, the Company received net proceeds of $7,171,410 from the sale of 1,251,555 Units in conjunction with the exercise of the underwriters’ over-allotment option by the underwriters. Preceding the consummation of the Offering on April 25, 2007, the Chairman of the Board of Directors of the Company purchased an aggregate of 3,000,000 warrants at $0.50 per warrant from the Company in a private placement (the “Private Placement”). The warrants sold in the Private Placement were identical to the warrants sold in the Offering, but the Chairman has waived his rights to receive any distribution on liquidation in the event the Company does not complete a business combination (as described below). The Company received net proceeds from the Private Placement of the warrants of $1,500,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds, although substantially all of the net proceeds are intended to be generally applied toward consummating a business combination with an operating business that has operations in China (“Business Combination”).

Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, including the exercise of the over-allotment option by the underwriters, $57,307,802, including $2,133,867 of deferred underwriting fees described in Note 4, was placed in a trust account (“Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. At June 30, 2007, the value of the Trust Account amounted to approximately $57,539,883. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The Company’s Chairman has agreed that he will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account (excluding interest) are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, there can be no assurance that he will be able to satisfy those obligations. Expenses related to investigation and selection of a target company and negotiation of an agreement to effect a Business Combination will be paid prior to a Business Combination only from interest earned on the principal in the trust account up to an aggregate of $1,200,000, net of income taxes. The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.
     With respect to a Business Combination which is approved and consummated, any Public Stockholder who votes against the Business Combination may contemporaneously demand that the Company convert his or her shares. We will not proceed with a business combination if public stockholders owning 20% or more of the shares sold in the Offering, including through exercise of the over-allotment option, vote against the business combination and exercise their conversion rights. Accordingly, if public shareholders owning a majority of the shares sold in the Offering, including the exercise of the over-allotment option, approve a Business Combination, we may effect that Business Combination even if public stockholders owning up to approximately 19.99% of the shares sold in the Offering, including through exercise of the over-allotment option, exercise their conversion rights. If this occurs, we would be required to convert to cash up to approximately 19.99% of the 9,751,555 shares of common stock sold in the Offering, including the exercise of the over-allotment option, or 1,949,335 shares of common stock, at an initial per-share conversion price of approximately $5.88, including a portion of the deferred underwriting fee, without taking into account interest earned on the trust account, if we choose to pursue the Business Combination and such Business Combination is completed.
     We must complete a Business Combination with a fair market value of at least 80% of our net assets (excluding the non-accountable expense allowance and the deferred portion of the underwriting discount held in the trust account for the benefit of the underwriters) at the time of acquisition within 24 months after the consummation of the Offering. If we fail to consummate a Business Combination within the required time frame, we will be forced to liquidate our assets. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Proposed Offering discussed in Note 4).
Concentration of Credit Risk
     Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. The Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes that Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Use of estimates
     The preparing of financial statements in conformity with accounting principles generally accepted in United State of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
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
     Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
Net loss per share
     Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the additional dilution for all potentially dilutive securities such as stock warrants and options.
     The effect of the 19,503,110 outstanding warrants issued in connection with the Offering and over-allotment, the 3,000,000 outstanding warrants issued in connection with the private placement and the 500,000 units included in the underwriter’s purchase option has not been considered in diluted loss per share since the warrants and options are contingently exercisable.
Deferred Income Taxes
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
Note 3 — Notes Payable to Stockholder
     The Company issued a $150,000 unsecured promissory note to its Initial Stockholder on April 25, 2007. This note replaced the original note of $150,000 executed by an initial stockholder on June 12, 2006. The note bears simple interest at 4% per annum and the principal and interest expense will be paid from interest earned on the Trust Account. The note is payable on earlier of April 25, 2008, or the consummation of a Business Combination. Due to the short-term nature of the note, the fair market value approximates the carrying amount.
Note 4 — Stockholders’ Equity
     The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preference as may be determined from time to time by the Board of Directors. At inception, CHAC issued 2,500,000 shares of common stock to the Initial Stockholders for $25,000 in cash. In January 2007, the Initial Stockholders surrendered 375,000 shares for cancellation.

Note 5 —Initial Public Offering
     On April 25, 2007, the Company sold 8,500,000 Units at $6 per Unit. Additionally, 1,251,555 Units were sold on May 9, 2007 at $6.00 per Unit upon exercise of the underwriters’ over-allotment option. Each Unit consists of one share of common stock and two redeemable common stock purchase warrants. In connection with the initial public offering, the Company paid to the underwriters a fee equal to 3.25% ($1,657,500) of the gross proceeds of the initial public offering. Underwriting fees without non-accountable expenses from the over-allotment of $244,053 were paid to the underwriters on May 9, 2007. The underwriters have agreed to defer additional fees equal to 4.00% of the gross proceeds of the initial public offering before the over-allotment option and 1.25% of the gross proceeds of the over-allotment option (approximately $2,133,867) and deposit them into the Trust Account until the consummation of a Business Combination. Upon the consummation of a Business Combination, we will pay such deferred underwriting discount and non-accountable expense allowance to the underwriters out of the proceeds of the offering held in trust. The warrant separated from the units and began to trade separately on May 29, 2007.
     After separation, each warrant entitled the holder to purchase one share of common stock at an exercise price of $5.00. The warrants have a life of five years after which they will expire. The Company has a right to redeem the warrants at $0.01 per warrant, provided the common stock has traded at a closing price of at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If the Company redeems the warrants, the holder will either have to exercise the warrants by purchasing the common stock from the Company for $5.00 or sell the warrants, or the warrants will be redeemed. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such warrant shall not be entitled to exercise such warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the warrants may expire unexercised and unredeemed. The Company has determined that the warrants should be classified in stockholders’ equity upon their issuance in accordance with the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.
     In addition, the Company has sold to the underwriters for $100, an option to purchase up to a total of 500,000 Units. This option was issued upon the closing of the Offering. The units that would be issued upon exercise of this option are identical to those offered in the Offering, except that each of the warrants underlying this option entitles the holder to purchase one share of our common stock at a price of $6.25. This option is exercisable at $7.50 per Unit commencing on the later of one year from the effective date or the consummation of a Business Combination and may be exercised on a cashless basis. The option has a life of five years from the effective date. The Company has no obligation to net cash settle the exercise of the option or the warrants underlying the option. The holder of the option will not be entitled to exercise the option or the warrants underlying the option unless a registration statement covering the securities underlying the option is effective or an exemption from registration is available. If the holder is unable to exercise the option or underlying warrants, the option or warrants, as applicable, will expire worthless.
     The sale of the option has been accounted for as an equity transaction. Accordingly, there will be no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. The Company has determined, based upon a Black-Scholes model, that the fair value of the option on the date of sale was approximately $1,742,500 for the option to the underwriters, using an expected life of five years, volatility of 72.36% and a risk-free interest rate of 4.39%.

     The volatility calculation of 72.36% for the option to the underwriters is based on the average volatility of a basket of similar companies with similar capitalization sizes that trade in the United States. Because CHAC does not have a trading history, CHAC needed to estimate the potential volatility of its common stock price, which will depend on a number of factors which cannot be ascertained at this time. CHAC’s management believes that this volatility is a reasonable benchmark to use in estimating the expected volatility for CHAC’s common stock. Utilizing a higher volatility would have had the effect of increasing the implied value of the option.
Note 6 — Commitments
     The Company presently occupies office space provided by an affiliate of one of the Company’s executive officers. Such affiliate has agreed that until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $5,000 per month commencing on April 19, 2007.
     Included in the statement of operations for the period from January 1, 2007 through June 30, 2007 is $15,000 representing the management fees relating to such services.
     The Initial Stockholders shall be entitled to registration rights with respect to their founding shares pursuant to an agreement signed prior to the effective date of the Offering. The holders of the majority of these shares are entitled to make up to two demands that the Company register these shares at any time commencing three months prior to the third anniversary of the effective date of the Offering. In addition, the Initial Stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the third anniversary of the effective date of the Offering.
     Our Chairman has agreed to purchase, or cause its affiliate to purchase, up to $8 million of the Company’s common stock in the open market, commencing on the later of (a) ten business days after the Company files a Current Report on Form 8-K announcing a definitive agreement for an initial Business Combination or (b) 60 calendar days after the end of the restricted period under Regulation M, and ending on the business day immediately preceding the record date for the meeting of stockholders at which such Business Combination is to be voted upon by the Company’s stockholders. Our chairman has agreed to vote all such shares of common stock purchased in the open market in favor of the Company’s initial Business Combination.
Note 7 — Income Taxes
     The components of the provision for income taxes are as follows:

	June 30, 2007	December 31, 2006
Current:
Federal taxes	$148,448	$—
State taxes	42,339	—

Deferred:

Federal taxes	(21,315)	—

Total provision for income taxes	$169,472	$—

     The tax effect of temporary differences that give rise to the deferred tax asset is as follows:

	June 30, 2007	December 31, 2006
Expenses deferred for income tax purposes	$24,973	$1,000
Valuation allowance	(3,658)	(1,000)

Total deferred tax asset	$21,315	$—

The total provision for income taxes differs from that amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes as follow:

	June 30, 2007	December 31, 2006
Statutory Federal income tax rate	34%	(34%)
Effective California income tax rate	5.9%
Increase (decrease) in valuation allowance	(0.6%)	34%

Effective income tax rate	40.5%	—%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes and schedules thereto included in this report.
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

RESULTS OF OPERATIONS
Net Income
     Net income for the quarter ended June 30, 2007 was $248,806, consisting of interest income totaling $509,971 which was primarily offset by formation and operating costs of $60,653, Delaware franchise tax of $31,040 and provision for income taxes of $169,472.
     The results of operations for the six months ended June 30, 2007 and for the period from inception (June 7, 2006) to June 30, 2007 were substantially the same as those for the three months ended June 30, 2007 as the Company had limited operations throughout these periods.
     No comparison of the three months and six months ended June 30, 2007 to the prior comparable periods is provided as the Company was not formed until June 6, 2006 and any comparison would not be meaningful.
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
     On April 25, 2007 we consummated our initial public offering of 8,500,000 units, and on May 9, 2007 sold an additional 1,251,555 units attributable to the exercise of the underwriters’ over-allotment option. Each unit consists of one share of common stock and two warrants. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. Our common stock and warrants commenced trading separately on May 29, 2007.
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
     We will receive up to $1,200,000 (net of taxes) from interest earned on the trust to finance our operations prior to consummating a business combination. We believe that these funds will be sufficient to allow us to operate through at least April, 2009, assuming that a business combination is not consummated during that time. From the date of the closing of our initial public offering through April, 2009 we anticipate making the following expenditures:
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
Item 4. Controls and Procedures.
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
Item 1A – Risk Factors
     An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously disclosed in the registration statement on Form S-1 (File No. 333-135705) filed in connection with our initial public offering. You should consider carefully all of the material risks described in such registration statements, before making a decision to invest in our securities. If any of the events described therein occur, our business, financial conditions and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.
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
Item 5 – Other Information
     On May 29, 2007, Ferris, Baker Watts, Incorporated, the lead underwriter in our initial public offering, allowed holders of the Company’s units to separately trade the common stock and warrants included in the units as of such date. The common stock and warrants are quoted on the American Stock Exchange under the symbols CHM and CHM.WS, respectively.

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

CHINA HEALTHCARE ACQUISITION CORP.
Date: August 14, 2007	By:	/s/ Alwin Tan
Alwin Tan
Chief Executive Officer and Treasurer (Principal Executive Officer)

	By:	/s/ Steven Wang
Steven Wang
Vice President (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Sarbanes-Oxley Act of 2002