Form 10-Q
period 2007-09-30
China Healthcare Acquisition Corp.
filed 2007-11-14
CIK 1366922

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
(626) 568-9924
Registrant’s telephone number, including area code
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filed ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
As of November 1, 2007, 11,876,555 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

CHINA HEALTHCARE ACQUISITION CORPORATION

Item 1. Financial Statements
CHINA HEALTHCARE ACQUISITION CORP.
(a development stage company)
BALANCE SHEET

	Unaudited	December 31,
	September 30, 2007	2006
Current Assets
Cash	$634,852	$49,349
Cash in Trust	57,529,334	—
Prepaid expense	69,856	—

Total Current Assets	58,234,042	49,349

Fixed Asset Net of Depreciation	4,819	—
Deferred tax asset, net	66,545	—
Deferred offering costs	—	331,479

TOTAL ASSETS	$58,305,406	$380,828

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	17,130	208,828
Due to stockholder	3,094	—
Deferred underwriting fees	2,133,867	—
Taxes payable	313,947	—
Notes payable to stockholder	150,000	150,000

TOTAL LIABILITIES	2,618,038	358,828

Common Stock, subject to possible redemption, 1,949,335 shares at redemption value	11,029,265	—

COMMITMENTS
STOCKHOLDERS’ EQUITY

Preferred stock — $.0001 par value; 1,000,000 authorized,; 0 issued and outstanding	—	—

Common stock — $.0001 par value; 50,000,000 shares authorized; 11,876,555 issued and outstanding (which include 1,949,335 shares subject to possible redemption) and 2,500,000 shares, respectively	1,188	250
Additional paid-in capital	44,074,106	24,750
Income (deficit) accumulated during the development stage	582,809	(3,000)

Total Stockholders’ Equity	44,658,103	22,000

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$58,305,406	$380,828

See notes to condensed financial statements

CHINA HEALTHCARE ACQUISITION CORP.
(a development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					Period from
				Period from	June 7, 2006
	Three Months	Three Months	Nine Months	June 7, 2006	(inception) to
	Ended	Ended	Ended	(inception) to	September 30, 2007
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006	(Cumulative)
Interest Income	$690,700	$—	$1,200,684	$—	$1,200,684

Formation and operating costs	113,830	—	174,503	3,000	177,503
Delaware franchise tax	16,733	—	47,773	—	47,773

Income (loss) before provision for income taxes	560,137	—	978,408	(3,000)	975,408
Provision for income taxes	223,127	—	392,599	—	392,599

Net income (loss)	$337,010	$—	$585,809	$(3,000)	$582,809

Net income (loss) per share (basic and diluted)	$0.03	$0.00	$0.07	$0.00	$0.10

Weighted average number of shares outstanding (basic and diluted)	11,876,555	2,500,000	7,848,811	2,500,000	5,585,102
See notes to condensed financial statements

CHINA HEALTHCARE ACQUISITION CORP.
(a development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
For the period from June 7, 2006 (inception) to September 30, 2007

				Income (deficit)
				accumulated
				during the
	Common Stock		Additional	development	Total Stockholders’
	Shares	Amount	paid-in Capital	stage	Equity
Issuance of common stock to founders and insiders on June 7, 2006 at $.01 per share	2,500,000	$250	$24,750	—	$25,000
Net Loss				(3,000)	(3,000)

Balance at December 31, 2006	2,500,000	250	24,750	(3,000)	22,000
Surrender and cancellation of 375,000 shares of common stock by initial stockholders on January 24, 2007	(375,000)	(37)	37	—	—
Sale of 3,000,000 private placement warrants to the Chairman of the Board of Directors on April 25, 2007	—	—	1,500,000	—	1,500,000
Sale of 8,500,000 units, net of underwriters discount and offering expenses (1,699,150 shares subject to possible redemption) on April 25, 2007	8,500,000	850	46,407,199	—	46,408,049
Proceeds from issuance of underwriter’s option	—	—	100	—	100
Sale of 1,251,555 Units, underwriter’s over-allotment option, net of underwriter’s discount (250,185 shares subject to possible redemption) on May 9, 2007	1,251,555	125	7,171,285	—	7,171,410
Proceeds subject to possible redemption of 1,949,335 shares	—	—	(11,029,265)	—	(11,029,265)

Unaudited:
Net income for the nine months ended September 30, 2007	—	—	—	585,809	585,809

Balance at September 30, 2007	11,876,555	$1,188	$44,074,106	$582,809	$44,658,103

See notes to condensed financial statements

CHINA HEALTHCARE ACQUISITION CORP.
(a development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
		Period from	June 7, 2006
	Nine Months	June 7, 2006	(inception)
	Ended	(inception)	to September 30, 2007
	September 30, 2007	to September 30, 2006	(cumulative)

Cash flows from operating activities:
Net income (loss)	$585,809	$(3,000)	$582,809

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	125	—	125
Deferred tax assets net of valuation allowance	(66,545)	—	(66,545)
Changes in:
Accrued Expense Payable	17,130	—	17,130
Tax payable	313,947	—	313,947
Prepaid expense	(69,856)	—	(69,856)
Interest earned on investment held in Trust Account	(1,194,107)	—	(1,194,107)

Net Cash provided (used) in operating activities:	(413,497)	(3,000)	(416,497)

Cash flows from investing activities:
Cash held in Trust fund	(57,307,802)	—	(57,307,802)
Disbursements from trust account	972,575	—	972,575
Deferred Offering Cost		—	—
Purchase fixed asset net of Depreciation	(4,944)	—	(4,944)

Net cash used in investing activities	$(56,340,171)	$—	(56,340,171)

Cash flows from financing activities:
Gross proceeds from issuance of common stock	58,509,330	25,000	58,534,330
Gross proceeds from issuance of warrants	1,500,000	—	1,500,000
Proceeds from underwriter’s purchase option	100	—	100
Proceeds from stockholder’s note payable	150,000	150,000	300,000
Repayment of stockholder’s not payable	(150,000)	—	(150,000)
Payment of costs of public offering	(2,673,353)	(85,008)	(2,796,004)
Advances from shareholder	3,094	—	3,094

Net cash provided by financing activities	$57,339,171	$89,992	$57,391,520

Net increase in cash	585,503	86,992	634,852
Beginning balance	49,349	—	—

Ending balance	$634,852	$86,992	$634,852

Supplemental Schedule of Non Cash Financing Activities
Accruals of offering cost	$—	$111,497	$—
Accruals of Deferred underwriters’ fees	2,133,867	—	2,133,867

Total	$2,133,867	$111,497	$2,133,867

See notes to condensed financial statements

CHINA HEALTHCARE ACQUISITION CORP.
(A Development Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2007
Note 1 – Interim Financial Information
          The condensed financial statements at September 30, 2007 and for the periods ending September 30, 2007 and 2006 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal accruals and recurring items) have been made that are necessary to present fairly the financial position of China Healthcare Acquisition Corp. (the “Company”) as of September 30, 2007 and the results of its operations and cash flows and stockholders equity for the periods ended September 30, 2007 and 2006 and for the period from June 7, 2006 (inception) to September 30, 2007. Operating results for the interim and cumulative periods presented are not necessarily indicative of the results to be expected for any other interim periods or for the full year.
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
Development stage company
          As of September 30, 2007, the Company had not yet commenced any operations. All activity through September 30, 2007 relates to the Company’s formation and the public offering described below. The Company has selected December 31 as its fiscal year end.
          The registration statement for the Company’s initial public offering (“Offering”) was declared effective April 19, 2007. The Company’s ability to commence operations was contingent upon obtaining adequate financial resources through a public offering of up to 8,500,000 units (“Units”) which is discussed in Note 4 below. This Offering was consummated on April 25, 2007 and the Company received net proceeds of $46,408,049. Additionally on May 9, 2007, the Company received net proceeds of $7,171,410 from the sale of 1,251,555 Units in conjunction with the exercise of the underwriters’ over-allotment option by the underwriters. Preceding the consummation of the Offering on April 25, 2007, the Chairman of the Board of Directors of the Company purchased an aggregate of 3,000,000 warrants at $0.50 per warrant from the Company in a private placement (the “Private Placement”). The warrants sold in the Private Placement were identical to the warrants sold in the Offering, but the Chairman has waived his rights to receive any distribution on liquidation in the event the Company does not complete a business combination (as described below). The Company received net proceeds from the Private Placement of the warrants of $1,500,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds, although substantially all of the net proceeds are intended to be generally applied toward consummating a business combination with an operating business that has operations in China (“Business Combination”).

Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, including the exercise of the over-allotment option by the underwriters, $57,307,802, including $2,133,867 of deferred underwriting fees described in Note 4, was placed in a trust account (“Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. On September 30, 2007, the value of the Trust Account amounted to approximately $57,529,334. Our agreement with the trust stipulates that the trust account is to disburse to our company interest earned from its investment in no-risk government securities to be used in our efforts in the acquisition of target companies in China. Such disbursement shall be in the amount up to $1,200,000, net of taxes. As of September 30, 2007, the trust has disbursed to our company $932,575 of such interest. Detailed activity is presented in the following table:

Amount placed in trust	$57,307,802
Interest earned on the Trust Account	1,194,107
Disbursements from the Trust Account	(972,575)

Balance at September 30, 2007	$57,529,334
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
          With respect to a Business Combination which is approved and consummated, any Public Stockholder who votes against the Business Combination may contemporaneously demand that the Company convert his or her shares. We will not proceed with a business combination if public stockholders owning 20% or more of the shares sold in the Offering, including through exercise of the over-allotment option, vote against the business combination and exercise their conversion rights. Accordingly, if public shareholders owning a majority of the shares sold in the Offering, including the exercise of the over-allotment option, approve a Business Combination, we may effect that Business Combination even if public stockholders owning up to approximately 19.99% of the shares sold in the Offering, including through exercise of the over-allotment option, exercise their conversion rights. If this occurs, we would be required to convert to cash up to approximately 19.99% of the 9,751,555 shares of common stock sold in the Offering, including the exercise of the over-allotment option, or 1,949,335 shares of common stock, at an initial per-share conversion price of approximately $5.88, including a portion of the deferred underwriting fee, without taking into account interest earned on the trust account, if we choose to pursue the Business Combination and such Business Combination is completed. Accordingly, a portion of the proceeds of the offering (19.99% of the amount placed in trust excluding the deferred underwriting fees) has been classified as common stock subject to possible redemption in the accompanying September 30, 2007 Balance Sheet.

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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of SFAS No. 157, but does not expect the adoption of SFAS No. 157 to have a material impact on its financial position, results of operations, or cash flows.

           In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159) “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 will be effective for the Company beginning January 1, 2008. The Company is in the process of determining the effect, if any, the adoption of SFAS 159 will have on its financial statements.
          Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
Net Income( loss) per share
          Net Income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share reflects the additional dilution for all potentially dilutive securities such as stock warrants and options.
          The effect of the 19,503,110 outstanding warrants issued in connection with the Offering and over-allotment, the 3,000,000 outstanding warrants issued in connection with the private placement and the 500,000 units included in the underwriter’s purchase option has not been considered in diluted income (loss) per share since the warrants and options are contingently exercisable.
Deferred Income Taxes
          Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.
Note 3 — Notes Payable to Stockholder
          The Company issued a $150,000 unsecured promissory note to its Initial Stockholder on April 25, 2007. This note replaced the original note of $150,000 executed by an initial stockholder on June 12, 2006. The note bears simple interest at 4% per annum and the principal and interest expense will be paid from interest earned on the Trust Account. The note is payable on earlier of April 25, 2008, or the consummation of a Business Combination. Due to the short-term nature of the note, the fair market value approximates the carrying amount. Interest expense for the three and six months ended September 30, 2007 related to this note amounted to $1,118 and $2,618 respectively and has been included in formation and operating costs in the accompanying statements of operations.
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
          Included in the statement of operations for the three month and nine month periods ended September 30, 2007 and the period from inception through September 30, 2007 is $15,000 , $30,000 and $30,000 respectively, representing the management fees relating to such services.
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
Note 7 — Income Taxes
          The components of the provision for income taxes are as follows:

	Nine months Ended
	September 30, 2007	September 30, 2006
	(unaudited)	(unaudited)
Current:
Federal taxes	$357,338	$—
State taxes	101,806	—

Deferred:

Federal taxes	(66,545)	—

Total provision for income taxes	$392,599	$—

          The tax effect of temporary differences that give rise to the deferred tax asset is as follows:

	September 30, 2007	December 31, 2006
	(unaudited)
Expenses deferred for income tax purposes	$70,324	$1,000
Valuation allowance	(3,779)	(1,000)

Total deferred tax asset	$66,545	$—

The total provision for income taxes differs from that amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes as follow:

	September 30, 2007	September 30, 2006
	(unaudited)	(unaudited)
Statutory Federal income tax rate	34%	(34%)
Effective California income tax rate	5.9%
Increase in valuation allowance	0.2%	34%

Effective income tax rate	40.1%	—%

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
           We are actively searching for a suitable business combination candidate. We are meeting with target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. Consistent with the disclosures in our prospectus, we will focus our search on companies in the healthcare sectors in China. We cannot assure investors that we will find a suitable business combination in the allotted time.

RESULTS OF OPERATIONS
Net Income
          Net income for the quarter ended September 30, 2007 was $337,010 consisting of interest income totaling $690,700 which was primarily offset by formation and operating costs of $113,830, Delaware franchise tax of $16,733 and provision for income taxes of $223,127.
          Net income for the nine months period ended September 30, 2007 was $585,809 consisting of interest income totaling $1,200,684 which was primarily offset by formation and operating costs of $174,503, Delaware franchise tax of $47,773 and provision for income taxes of $392,599.
          No comparison of the six months and nine months ended September 30, 2007 to the prior comparable periods is provided as the Company was not formed until June 6, 2006 and any comparison would not be meaningful.
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
          The net proceeds from the sale of the units in the offering (including the over-allotment option) and the private placement were $57,213,000 after deducting offering expenses of approximately $2,796,000 but including the deferred non-accountable expense allowance and the deferred portion of the underwriting discounts of approximately $2,133,867. All of this amount will be held in trust. We will use substantially all of the net proceeds of this offering and private placement proceeds (other than the deferred non-accountable expense allowance and the deferred portion of the underwriting discount) to acquire one or more operating businesses. However, we may not use all of such proceeds in the trust in connection with a business combination, either because the consideration for the business combination is less than the proceeds in trust or because we finance a portion of the consideration with our capital stock or debt securities. In that event, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses.
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
           Not applicable.

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

CHINA HEALTHCARE ACQUISITION CORP.
Date: November 14, 2007	By:	/s/ Alwin Tan
Alwin Tan
Chief Executive Officer and Treasurer (Principal Executive Officer)

	By:	/s/ Steven Wang
Steven Wang
Vice President (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Sarbanes-Oxley Act of 2002

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 Sarbanes-Oxley Act of 2002