Form 10-K
period 2007-12-31
China Healthcare Acquisition Corp.
filed 2008-03-27
CIK 1366922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
CHINA HEALTHCARE ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	001-33269 (Commission File Number)	20-5013347 (I.R.S. Employer Identification No.)
1233 Encino Drive, Pasadena, CA 91108
(Address of principal executive offices) (Zip Code)
(626) 568-9924
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, Par value $.0001 per share	American Stock Exchange

Common Stock Purchase Warrants	American Stock Exchange

Units consisting of one share of Common Stock	American Stock Exchange

and two Warrants
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $53,243,490, calculated on the basis of the closing price of the registrant’s common stock as reported by the American Stock Exchange on such date.
     As of March 20, 2008, 11,876,555 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
     Part III incorporates certain information by reference to the registrant’s definitive proxy statement for the 2008 annual meeting of stockholders which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2007.

CHINA HEALTHCARE ACQUISITION CORP.
ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS
     This Annual Report on Form 10-K contains forward-looking statements, including, among others, (a) our expectations about possible business combinations, (b) our growth strategies, (c) our future financing plans, and (d) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “approximate,” “estimate,” “believe,” “intend,” “plan,” or “project,” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found in this Report. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Report generally. In light of these risks and uncertainties, the events anticipated in the forward-looking statements may or may not occur. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise, except as required by applicable law and regulations.
     The information contained in this Report identifies important factors that could adversely affect actual results and performance. Prospective investors are urged to carefully consider such factors.
     All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements.

PART I
ITEM 1. BUSINESS
General
     We are a blank check company incorporated in Delaware on June 7, 2006, in order to serve as a vehicle for a business combination with an operating business or businesses. Our efforts in identifying a prospective target business will not be limited to a particular industry, although we intend to focus our efforts on cash flow positive companies that have historically generated positive earnings before interest, taxes and depreciation in the healthcare sector in the People’s Republic of China (“China” or the “PRC”). We will consider opportunities to acquire a business unrelated to the healthcare services sector should such an opportunity be presented to us. Consequently, we are not limited to acquiring a company in any particular industry or type of business. Our principal executive offices are located at 1233 Encino Drive, Pasadena, California 91108. Our website is www.chacq.com and our phone number is 626-568-9924.
     A registration statement for our Company’s initial public offering was declared effective April 19, 2007. The Company’s ability to commence operations was contingent upon obtaining adequate financial resources through a public offering of up to 8,500,000 units (“Units”). This Offering was consummated on April 25, 2007 and the Company received net proceeds of $46,448,485. Additionally on May 9, 2007, the Company received net proceeds of $7,171,410 from the sale of 1,251,555 Units in conjunction with the exercise of the underwriters’ over-allotment option by the underwriters. Prior to the consummation of the Offering on April 25, 2007, the Chairman of the Board of Directors of the Company purchased an aggregate of 3,000,000 warrants at $0.50 per warrant from the Company in a private placement (the “Private Placement”). The warrants sold in the Private Placement were identical to the warrants sold in the Offering, but the Chairman has waived his rights to receive any distribution on liquidation in the event the Company does not complete a business combination (as described below). The Company received net proceeds from the private placement of the warrants of $1,500,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds, although substantially all of the net proceeds are intended to be generally applied toward consummating a business combination with a business that has operations in China (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Offering, and the exercise of the over-allotment option by the underwriters, $57,307,802, including $2,133,867 of deferred underwriting fees, was placed in a trust account (“Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. At December 31, 2007, the value of the Trust Account amounted to $57,489.612. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The Company’s Chairman has agreed that he will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account (excluding interest) are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, there can be no assurance that he will be able to satisfy those obligations. Expenses related to investigation and selection of a target company and negotiation of an agreement to effect a Business Combination will be paid prior to a Business Combination only from interest earned on the principal in the trust account up to an aggregate of $1,200,000, net of income taxes. The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

     The warrants separated from the units and began to trade separately on May 29, 2007. After separation, each warrant entitled the holder to purchase one share of common stock at an exercise price of $5.00. The warrants have a life of five years after which they will expire. The Company has a right to redeem the warrants at $0.01 per warrant, provided the common stock has traded at a closing price of at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If the Company redeems the warrants, the holder will either have to exercise the warrants by purchasing the common stock from the Company for $5.00 or sell the warrants, or the warrants will be deemed worthless. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such warrant shall not be entitled to exercise such warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the warrants may expire unexercised and unredeemed. The Company has determined to classify in the warrants stockholders’ equity in accordance with the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.
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
     We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.
     Examples of qualities we will look for in a target company include:
•	experienced operating management groups;

•	demonstrated track records of historical growth in revenues and positive cash flow;

•	involvement in an industry providing opportunity for additional acquisitions;

•	regulatory or technical barriers to entry; and/or

•	companies with identifiable growth prospects with a need for growth capital.
     We intend to seek our target business opportunities from various internal and external sources. We believe that we will be able to generate deal flow from internal sources primarily resulting from personal contacts and relationships that our officers and directors have developed and maintain in the private equity and mergers and acquisition industry, as well as through relationships they have developed and maintained with various professionals, including accountants, consultants, commercial bankers, attorneys, regional brokers and other investors. Initially, we intend to utilize these contacts for the purpose of assisting us in identifying and evaluating potential acquisition candidates, although no such activities have been initiated yet. We will also seek to generate potential transactions from external sources by contacting investment bankers, venture capital funds, private equity funds, and other members of the financial community which may present solicited or unsolicited proposals.

Selection of a target business and structuring of a business combination
     Mr. Alwin Tan, Chief Executive Officer and President, supervises the evaluation of prospective target businesses, and the Company expects that he will devote substantial time to its business once the Company has signed a term sheet with a target business that provides for a business combination conditioned in part on the completion of due diligence. Mr. Alwin Tan will be assisted in his efforts by the management and directors of the Company together with our outside attorneys, accountants and other representatives.
     We have done due diligence and had discussions with several potential companies in China with respect to an acquisition but have not yet reached agreement with a potential target company or companies.
     Subject to the requirement that our initial business combination, which may be a transaction to acquire one or more businesses simultaneously, must be with a target business with a fair market value that is at least 80% of our net assets (excluding deferred non-accountable expense allocation of the underwriters held in trust) at the time of such acquisition, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management considers, among other factors, the following:
•	financial condition and results of operation;

•	cash flow potential;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry;

•	stage of development of the products, processes or services;

•	customer base;

•	security measures employed to protect technology, trademarks or trade secrets;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.
     These criteria are not intended to be exhaustive and we have not established any specific quantitative criteria or formula to evaluate a prospective target business. We will consider acquiring an underperforming or distressed company based on the above-listed factors, although we do not intend to focus our efforts on acquiring such a company. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

     The structure of a particular business combination may take the form of a merger, capital stock exchange, asset acquisition or other similar structure. Although we have no current commitments to issue our securities, we may issue a substantial number of additional shares of our common stock or preferred stock, a combination of common and preferred stock, or debt securities, to complete a business combination.
     The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination. However, we will not pay any finder’s or consulting fees to our initial stockholders, or any of their respective affiliates, for services rendered to or in connection with a business combination. We will not, and no other person or entity will, pay any finder’s or consulting fees to our existing directors, officers or stockholders, or any of their respective affiliates, for services rendered to or in connection with a business combination. In addition, we will not make any other payment to them out of the proceeds of our initial public offering (or the funds held in trust) other than reimbursement for any out-of-pocket expenses they incur in conducting due diligence. The $150,000 loan to the company by Mr. Kang and the interests incurred will be paid from the working capital provided.
Fair market value of target business
     The initial target business or businesses that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. Deferred non-accountable expense allocation of the underwriters held in trust shall be excluded from our net assets when calculating the 80% fair market value requirement. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. To further minimize the potential appearance of a conflict of interest, we will not consummate a business combination with an entity which is affiliated with any of our initial stockholders, officers or directors unless we obtain an opinion from an independent investment banking firm or an independent company that has the expertise in providing fairness opinions in such transactions that the business combination is fair to our stockholders from a financial point of view. In the event that we obtain such opinion, we will file it with the Securities and Exchange Commission.
Stockholder approval of business combination
     Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and certain required financial information regarding the business.
     In connection with the vote required for our initial business combination, all of our existing stockholders, including all of our officers, directors, and our special advisor, have agreed to vote the shares of common stock owned by them in accordance with the majority of the shares of common stock voted by the public stockholders other than our existing stockholders. Accordingly, they will not be entitled to exercise the conversion rights described below for public stockholders who vote against a business combination. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 19.99% of the shares sold in this offering exercise their conversion rights.
Conversion rights
     At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust account, inclusive of any interest net of working capital up to $1,200,000 and taxes payable (calculated as of the record date for determination of stockholders entitled to vote on a proposed business combination), divided by the number of shares sold in the initial public offering. As of December 31, 2007, the per-share conversion price would have been approximately $5.89. The actual per share conversion price may be more or less than this amount. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust account still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public stockholders owning an aggregate of 20% or more of the shares sold in the Initial Public Offering exercise their conversion rights.
Liquidation if no business combination
     As described above, if we have not consummated a business combination by April 19, 2009, our corporate existence will cease by operation of law and we will distribute only to our public stockholders the amount in our trust account inclusive of the $2,133,867 attributable to the deferred underwriters’ non-accountable expense allowance and the deferred portion of the underwriting discount, and proceeds from the private placement of the warrants plus any remaining net assets. At that time, pursuant to Section 281 of the Delaware General Corporation Law, we will adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any creditors known to us at that time as well as provide for any claims that we believe could potentially be brought against us within the subsequent 10 years prior to distributing the funds held in the trust to our public stockholders. We cannot assure you that we will properly assess all claims that may be potentially brought against us. Our stockholders could, therefore, potentially be liable for claims to the extent of distributions received by them in a dissolution and any liability of our stockholders may extend beyond the third anniversary of such dissolution. Furthermore, while we will seek to have all vendors and service providers (which would include any third parties we engaged to assist us in any way in connection with our search for a target business) and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account. A court could also conclude that such agreements are not legally enforceable. Our founders will be personally liable to ensure that the proceeds in the trust account, excluding interest, are not reduced by the claims of various vendors, prospective target businesses or other entities that are owed money by us for services rendered or products sold to us. However, we cannot assure you that such individuals will be able to satisfy those obligations should they arise. If the founders fail to follow through on their indemnification obligations or otherwise take action which may be viewed as giving shareholders a cause of action, the board of directors, in the exercise of its fiduciary duties under Delaware law, would be required to consider whether pursuit of these possible claims would be in the best interests of the shareholders. If the board concluded pursuit of a claim was in the best interests of the shareholders, the board would be required to file an action against the founders. If the board concluded otherwise but shareholders disagreed, shareholders could pursue a derivative suit after demand of the board had been made and refused. In addition, shareholders could pursue claims against the board for breach of fiduciary duty. The agreements containing indemnification obligations are governed by Delaware law and would be decided either in a Delaware court applying Delaware law or in another state court applying Delaware law. Furthermore, in the event of liquidation, to the extent that there are claims not reimbursed out of the indemnity obligations of the founders, then we may use funds from the trust account to satisfy such claims, in which case, the per-share liquidation price would be reduced. We anticipate the distribution of the funds in the trust account to our public stockholders will occur within 10 business days from the date our corporate existence ceases. Our existing stockholders have waived their rights to participate in any liquidation distribution with respect to their initial shares. We will pay the costs of liquidation from our remaining assets outside of the trust account.
Competition
     In identifying, evaluating and selecting target businesses, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire with the net proceeds of this offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of target businesses. Further:
•	our obligation to seek stockholder approval of a business combination or obtain the necessary financial statements to be included in the proxy materials to be sent to stockholders in connection with a proposed business combination may delay the completion of a transaction;

•	our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination; and

•	our outstanding warrants and the purchase option granted to the underwriters, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.
     Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business on favorable terms.
     If we succeed in effecting a business combination, there will likely be, intense competition from competitors of the target businesses. In particular, certain industries that experience rapid growth frequently attract a large number of competitors, including competitors with increasingly greater financial, marketing, technical and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective target business cannot presently be ascertained. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively, especially to the extent that the target businesses are in high-growth industries.
Employees
     We currently have no employees. Our directors and officers are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. We intend to have no full time employees prior to the consummation of a business combination.
Available Information
     The Company electronically files reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxies and amendments to such reports. The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Additionally, information about the Company, including its reports filed with the SEC, is available through the Company’s web site at http://www.chacq.com. Such reports are accessible at no charge through the Company’s web site and made available as soon as reasonably practicable after such material is filed with or furnished to the SEC.
     We have included our website address through this filing as textual references only. The information contained on our website is not incorporated into this Form 10-K.
ITEM 1A. RISK FACTORS
     In addition to the other information included in this report, you should also consider the following risk factors in evaluating our prospects.
Risks associated with our business
We are a development stage company with limited operating history and, accordingly, you will have limited basis upon which to evaluate our ability to achieve our business objective.

     We are a recently incorporated development stage company with operating results to date. Therefore, our ability to begin operations is dependent upon obtaining financing through the public offering of our securities. Because we have a limited operating history, you will have limited basis upon which to evaluate our ability to achieve our business objective, which is to acquire one or more operating businesses with operations primarily in China as described in the prospectus. While we have engaged in discussions and due diligence with several potential target companies we have not entered into any definitive agreements. We will not generate any revenues (other than interest income on the proceeds of the initial public offering) until, at the earliest, after the consummation of a business combination. We cannot assure you as to when or if a business combination will occur.
We may not be able to consummate a business combination within the required time frame, in which case, we would be forced to liquidate.
     We must complete a business combination by April 19, 2009 with a fair market value of at least 80% of our net assets (excluding the non-accountable expense allowance and the deferred portion of the underwriting discount held in the trust account for the benefit of the underwriters) at the time of acquisition. If we fail to consummate a business combination within the required time frame, we will be forced to liquidate our assets. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination.
Under Delaware law the requirements and restrictions contained in our amended and restated certificate of incorporation may be amended, which could reduce or eliminate the protection afforded to our stockholders by such requirements and restrictions.
     Our amended and restated certificate of incorporation sets forth certain requirements and restrictions that shall apply to us until the consummation of a business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:
•	prior to the consummation of our initial business combination, we shall submit such business combination to our stockholders for approval along with a proposal to amend the amended and restated certificate of incorporation to provide for our perpetual existence following such business combination;

•	we may consummate our initial business combination if: (i) approved by a majority of the shares of common stock voted by the public stockholders, and (ii) public stockholders owning less than 20% of the shares purchased by the public stockholders exercise their conversion rights;

•	if our initial business combination is approved and consummated, public stockholders who voted against the business combination and exercised their conversion rights will receive their pro rata share of the trust account plus accrued interest not applied toward working capital, and taxes payable, less any amounts reserved for any pending claims;

•	if a business combination is not consummated within 24 months of the date of the prospectus (April 19, 2009), then we will be dissolved and distribute to all of our public stockholders their pro rata share of the trust account plus accrued interest not applied toward working capital and taxes payable, less any amounts reserved for any pending claims; and

•	we may not consummate any other merger, capital stock exchange, stock purchase, asset acquisition or similar transaction other than a business combination that meets our conditions, including the requirement that our initial business combination be with one or more operating businesses whose fair market value, either individually or collectively, is equal to at least 80% of our net assets (excluding the deferred non-accountable expense allowance and the deferred portion of the underwriting discount held in trust for the benefit of the underwriters) at the time of such business combination.

     Our amended and restated certificate of incorporation prohibits the amendment of the above-described provisions. However, the validity of provisions prohibiting amendment of a certificate of incorporation under Delaware law has not been settled. A court could conclude that the prohibition on amendment violates the stockholders’ implicit rights to amend the corporate charter. In that case, the above-described provisions would be amendable and any such amendment could reduce or eliminate the protection afforded to our stockholders. However, we view the foregoing provisions as obligations to our stockholders, and we will not take any actions to waive or amend any of these provisions.
If we are forced to liquidate before a business combination, our public stockholders will receive less than $6.00 per share upon distribution of the trust account and our warrants will expire worthless.
     If we are unable to complete a business combination and are forced to liquidate our assets, the per-share liquidation will be less than $6.00 because of the expenses related to this offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Interest earned on the trust account, less up to $1,200,000, net of taxes payable, applied toward working capital will be included in payments to our stockholders in the event of liquidation. We expect that all costs associated with implementing our plan of dissolution and liquidation as well as payments to any creditors will be funded from the interest on the trust account up to $1,200,000, net of taxes payable, available to us as working capital. However, if those funds are not sufficient to cover costs of dissolution and liquidation or any liabilities and obligations to creditors not reimbursed from our founders’ indemnity, remaining interest as well as the principal in the trust account may be applied for such purpose and the amount distributed to our public stockholders would be reduced. Furthermore, the warrants will expire worthless if we liquidate before the completion of a business combination.
You will not be entitled to protections normally afforded to investors of blank check companies under federal securities laws.
     Since the net proceeds of our initial public offering are intended to be used to completed an initial transaction with one or more targets or assets that we have not yet identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K with the Securities and Exchange Commission, or SEC, including an audited balance sheet demonstrating this fact, we believe that we are exempt from rules promulgate by the SEC to protect investors of blank check companies, such as Rule 419 promulgated under the Securities Act of 1933, as amended. Accordingly, investors will not be afforded the benefits or protections of those rules. Accordingly, investors will not be afforded the benefits or protections of those rules. For example, under Rule 419 interest earned on the trust account is for the sole benefit of investors. We are permitted under our charter, however, to apply interest up to $1,200,000, net of taxes, to working capital. Furthermore, claims of creditors in excess of our $1,200,000 working capital allowance may be satisfied out of remaining interest. Because we do not believe we are subject to Rule 419, our units will be immediately tradable and we have a longer period of time within which to complete a business combination in certain circumstances.
If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation or conversion price received by stockholders may be reduced.
     Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements, or even if they execute such agreements that they would be prevented from bringing claims against the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Moreover, a court may conclude that any third party waivers are unenforceable. Accordingly, the proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders and the per-share liquidation price could be less than approximately $5.89 per share available at December 31, 2007, plus partial interest, due to claims of such creditors. If we are unable to complete a business combination and are forced to liquidate, our founders will be personally liable to ensure that the proceeds in the trust account, excluding interest, are not reduced by the claims of various vendors, prospective target businesses or other entities that are owed money by us for services rendered or products sold to us. Based upon information we have obtained from such individuals, we currently believe that such persons are of substantial means and capable of funding a shortfall in our trust account, even though we have not asked them to provide a reserve for such an eventuality. However, we cannot assure you that such individuals will be able to satisfy those obligations should they arise. If the founders fail to follow through on their indemnification obligations or otherwise took action which may be viewed as giving shareholders a cause of action, the board of directors, in the exercise of its fiduciary duties under Delaware law, would be required to consider whether pursuit of these possible claims would be in the best interests of the shareholders. If the Board concluded pursuit of a claim was in the best interests of the shareholders, the board would be required to file an action against the founders. If the board concluded otherwise but shareholders disagreed, shareholders could pursue a derivative suit after demand of the board had been made and refused. In addition, shareholders could pursue claims against the board for breach of fiduciary duty. The agreements containing indemnification obligations are governed by Delaware law and would be decided either in a Delaware court applying Delaware law or in another state court applying Delaware law. In addition, such third party claims may result in the per share conversion price received by stockholders who vote against a business combination and elect to convert their shares into cash being reduced. Furthermore, in the event of a liquidation, to the extent that there are claims not reimbursed out of the indemnity obligations of the founders, then we may use funds from the trust account to satisfy such claims, in which case, the per-share liquidation price could be reduced.
     Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account will be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account we cannot assure you we will be able to return to our public stockholders the liquidation amounts due them.
Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.
     Our amended and restated certificate of incorporation provides that we will continue in existence only until April 19, 2009 unless we have completed a business combination. If we have not completed a business combination by such date and amended this provision in connection thereto, pursuant to the Delaware General Corporation Law, our corporate existence will cease except for the purposes of winding up our affairs and liquidating. Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after the expiration of the twenty four month period and, therefore, we do not intend to comply with those procedures. Because we will not be complying with those procedures, we are required, pursuant to Section 281 of the Delaware General Corporation Law, to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.
     If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after April 19, 2009 if a business combination has not been completed by such date, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.
We will dissolve and liquidate if we do not consummate a business combination.
     Our amended and restated certificate of incorporation provides that we will continue in existence only until April 19, 2009 unless we complete a business combination. If we have not completed a business combination by such date and amended this provision in connection therewith, our corporate existence will cease except for the purposes of winding up our affairs and liquidating. We view this obligation to dissolve and liquidate as an obligation to our public stockholders and neither we nor our board of directors will take any action to amend or waive any provision of our amended and restated certificate of incorporation to allow us to survive for a longer period of time if it does not appear we will be able to consummate a business combination within the foregoing time periods. Upon dissolution, we will distribute to all of our public stockholders, in proportion to their respective equity interest, an aggregate sum equal to the amount in the trust account, inclusive of any remaining interest not applied toward working capital of up to $1,200,000, and taxes payable. Our existing stockholders have waived their rights to participate in any liquidation distribution with respect to their initial shares and have agreed to vote in favor of any plan of dissolution and distribution which we will present to our stockholders for vote. In the event of liquidation, there will be no distribution from the trust account with respect to our warrants which will expire worthless. We will pay the costs of our dissolution and liquidation, which we currently estimate to be approximately $75,000, from our remaining assets outside of the trust fund. Our founders have agreed pursuant to an agreement with us and Ferris, Baker Watts, Incorporated that, if we liquidate prior to the consummation of a business combination, they will be personally liable to ensure that the proceeds of the trust account, excluding interest, are not reduced by the claims of vendors, prospective target businesses, or other entities that are owed money by us for services rendered or products sold to us. Based on information we have obtained from such individuals, we currently believe that such persons are of substantial means and capable of funding a shortfall in our trust account, even though we have not asked them to provide a reserve for such an eventuality. We cannot assure you, however, that such individuals will be able to satisfy those obligations should they arise. Furthermore, in the event of a liquidation, to the extent that there are claims not reimbursed out of the indemnity obligations of the founders then we may use funds from the trust account to satisfy such claims, in which case, the per-share liquidation price could be reduced.
     If we have not completed a business combination by April 19, 2009, and amended our certificate of incorporation to allow for perpetual existence following such business combination, our purpose and powers will be limited to dissolving, liquidating and winding up. Upon notice from us, the trustee of the trust account will liquidate the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public stockholders as part of our plan of dissolution and distribution. Concurrently, we shall pay, or reserve for payment, from funds not held in trust, our liabilities and obligations, although we cannot assure you that there will be sufficient funds for such purpose. If funds are insufficient, the amount per share distributed in liquidation may be reduced.
     Our public stockholders will be entitled to receive funds from the trust account only in the event of our dissolution and liquidation or if they seek to convert their respective shares into cash upon a business combination which the stockholder voted against and which is completed by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account.
Because we have not currently selected any prospective target businesses with which to complete a business combination, stockholders are unable to currently ascertain the merits or risks of any particular target business’ operations.
     Because we have not yet identified any prospective target businesses, stockholders have no current basis to evaluate the possible merits or risks of any particular target business’ operations. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors, or that we will have adequate time to complete due diligence.
We may issue shares of our capital stock, including through convertible debt securities, to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

     Our amended and restated certificate of incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $.0001 per share and 1,000,000 shares of preferred stock, par value $.0001 per share. Although we have no commitments as of the date of this Report to issue any securities, we may issue a substantial number of additional shares of our common stock or preferred stock or a combination of both, including through convertible debt securities, to complete a business combination. The issuance of additional shares of our common stock including upon conversion of any debt securities:
•	may significantly dilute the equity interest of investors in this company;

•	will likely cause a change in control if a substantial number of our shares of common stock or voting preferred are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors;

•	may adversely affect the voting power or other rights of holders of our common stock if we issue preferred stock with dividend, liquidation, compensation or other rights superior to the common stock; and

•	may adversely affect prevailing market prices for our common stock, warrants or units.
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition.
     Although we have no commitments as of the date of this Report to incur any debt, we may choose to incur a substantial amount of debt to finance a business combination. The incurrence of debt:
•	may lead to default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;

•	may cause an acceleration of our obligations to repay the debt even if we make all principal and interest payments when due if we breach the covenants contained in the terms of the debt documents;

•	may create an obligation to immediately repay all principal and accrued interest, if any, upon demand to the extent any debt securities are payable on demand; and

•	may hinder our ability to obtain additional financing, if necessary, to the extent any debt securities contain covenants restricting our ability to obtain additional financing while such security is outstanding, or to the extent our existing leverage discourages other potential investors
Our current officers and directors may resign upon consummation of a business combination.
     Our ability to successfully effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel, particularly Jack Kang, our Chairman of the Board, Alwin Tan, our Chief Executive Officer and President, Steven Wang, our Chief Financial Officer and Treasurer, and Mark Tan, our Vice President and Secretary, following a business combination, however, cannot presently be ascertained. While several of our management and other key personnel, particularly Jack Kang and Alwin Tan, have indicated their willingness to remain associated with us following a business combination, we have no current expectation that they will do so, and we may employ other personnel following the business combination. Moreover, our current management will only be able to remain with the combined company after the consummation of a business combination if they are able to negotiate an arrangement as part of any such combination. If we acquired a target business in an all-cash transaction, it would be more likely that current members of management would remain with us if they chose to do so. If a business combination were structured as a merger whereby the stockholders of the target company were to control the combined company following a business combination, it may be less likely that management would remain with the combined company unless it was negotiated as part of the transaction via the acquisition agreement, an employment agreement or other arrangement. In making the determination as to whether current management should remain with us following the business combination, management will analyze the experience and skill set of the target business’ management and negotiate as part of the business combination that certain members of current management remain if it is believed that it is in the best interests of the combined company post-business combination. If management negotiates to be retained post-business combination as a condition to any potential business combination, such negotiations may result in a conflict of interest.

Our ability to successfully effect a business combination and to be successful afterwards will be completely dependent upon the efforts of our key personnel, some of whom may join us following a business combination and whom we would have only a limited ability to evaluate.
     We may employ other personnel following a business combination regardless of whether our existing personnel remain with us. While we intend to closely scrutinize any additional individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company as well as United States securities laws, which could cause us to have to expend time and resources helping them become familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues that may adversely affect our operations.
Our officers, directors and special advisor may allocate their time to other businesses, thereby causing conflicts of interests in their determination as to how much time to devote to our affairs. This may have a negative impact on our ability to consummate a business combination.
     Our officers, directors and special advisor are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. This could have a negative impact on our ability to consummate a business combination. We do not intend to have any full time employees prior to the consummation of a business combination. Each of our officers is engaged in several other business endeavors and is not obligated to contribute any specific number of hours per week to our affairs. If Jack Kang’s and Alwin Tan’s other business affairs require them to devote substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor.
Our officers, directors and special advisor may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
     Our officers, directors and special advisor may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. However, none of our officers, directors or special advisor currently has any affiliation with another blank check company. Additionally, our officers, directors and special advisor may become aware of business opportunities that may be appropriate for presentation to us as well as the other entities with which they are or may be affiliated. Our officers, directors and special advisor who become involved in businesses similar to what we may intend to conduct following a business combination may have fiduciary or contractual obligations to present opportunities to those entities first. We cannot assure you that any such conflicts will be resolved in our favor.
Because all of our officers, directors and our special advisor own shares of our securities that will not participate in liquidation distributions, they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.
     All of our officers, directors and our special advisor own stock in our company, but have, with respect to those shares of common stock, waived their right to receive distributions upon our liquidation in the event we fail to complete a business combination. In addition, our Chairman purchased an aggregate of 3,000,000 warrants in a private placement prior to our initial public offering. Those shares and warrants owned by our officers, directors and our special advisor will be worthless if we do not consummate a business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting target businesses and completing a business combination in a timely manner. Consequently, our officers’ and directors’ discretion in identifying and selecting suitable target businesses may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.
If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

     If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:
•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to a transaction prior to sale;

•	provide the purchaser with risk disclosure documents that identify certain risks associated with investing in “penny stocks” and that describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•	obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.
     If our common stock becomes subject to these rules, broker-dealers may find it difficult to effect customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.
It is probable that we will only be able to complete one business combination, which may cause us to be solely dependent on a single business and a limited number of products or services.
     The net proceeds from our initial public offering and private placement of warrants provided us with approximately $55,078,484 (subject to reduction resulting from shareholders electing to convert their shares into cash), which we may use to complete a business combination. While we may seek to effect a business combination with more than one target business, our initial business acquisition must be with one or more operating businesses whose fair market value, collectively, is at least equal to 80% of our net assets (excluding the non-accountable expense allowance and the deferred portion of the underwriting discount held in the trust account for the benefit of the underwriters) at the time of such acquisition. At the time of our initial business combination, we may not be able to acquire more than one target business because of various factors, including insufficient financing or the difficulties involved in consummating the contemporaneous acquisition of more than one operating company; therefore, it is probable that we will have the ability to complete a business combination with only a single operating business, which may have only a limited number of products or services. The resulting lack of diversification may:
•	result in our dependency upon the performance of a single or small number of operating businesses;

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services; and subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination; or

•	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.
     In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities that may have the resources to complete several business combinations in different industries or different areas of a single industry so as to diversify risks and offset losses. Further, the prospects for our success may be entirely dependent upon the future performance of the initial target business or businesses we acquire.
We will not generally be required to obtain a determination of the fair market value of a target business from an independent, unaffiliated third party.
     The initial target business or businesses that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. Deferred non-accountable expense allocation of the underwriters held in trust shall be excluded from our net assets when calculating the 80% fair market value requirement. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. To further minimize the potential appearance of a conflict of interest, we will not consummate a business combination with an entity which is affiliated with any of our initial stockholders, officers or directors unless we obtain an opinion from an independent investment banking firm or an independent company that has the expertise in providing fairness opinions in such transactions that the business combination is fair to our stockholders from a financial point of view. In the event that we obtain such opinion, we will file it with the Securities and Exchange Commission.
We have substantial discretion as to how to spend the proceeds in the initial public offering which are held outside of the trust.
     Our management has broad discretion as to how to spend the proceeds which are held outside of the trust account and may spend these proceeds in ways with which our stockholders may not agree. If we choose to invest some of the proceeds held outside of the trust account, we cannot predict that investment of the proceeds will yield a favorable return, if any.
Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate an attractive business combination.
     We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of the Initial Public Offering, together with additional financing if available, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further:
•	our obligation to seek stockholder approval of a business combination may delay the consummation of a transaction;

•	our obligation to convert into cash the shares of common stock in certain instances may reduce the resources available for a business combination; and

•	our outstanding warrants, the unit purchase option granted to the underwriters and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.
     In addition, because our business combination may entail the contemporaneous acquisition of several operating businesses and may be with different sellers, we will need to convince such sellers to agree that the purchase of their businesses is contingent upon the simultaneous closings of the other acquisitions.
     Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.
We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.
     Although we believe that the net proceeds of the initial public offering will be sufficient to allow us to consummate a business combination, in as much as we have not yet identified any prospective target businesses, we cannot ascertain the capital requirements for any particular business combination. If the net proceeds of the initial public offering prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds in search of target businesses, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing through the issuance of equity or debt securities or other financing arrangements. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure or abandon that particular business combination and seek alternative target business candidates. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target businesses. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target businesses. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.
Our existing stockholders, including our officers, directors and special advisor, control a substantial interest in us and thus may influence certain actions requiring stockholder vote.
     Our existing stockholders, including our officers, directors and special advisor, will collectively own approximately 20% of our issued and outstanding shares of common stock (excluding shares issuable upon an exercise of the warrants issued in the private placement). In connection with the vote required for our initial business combination, all of our existing stockholders, including all of our officers, directors and special advisor, have agreed to vote the shares of common stock owned by them (whether purchased prior to, during or after the offering) in accordance with the majority of the shares of common stock voted by the public stockholders.
The target business may be affiliated with one or more of the initial stockholders.
     We may complete a business combination with a target company with which one or more of the initial stockholders is affiliated or has been affiliated, which may give rise to a conflict of interest. In the event we propose to acquire a target company that is affiliated with one of our initial stockholders, we will obtain an opinion from an independent investment banking firm or an independent company that has the expertise in providing fairness opinions in such transactions that the business combination is fair to our stockholders from a financial point of view. In the event that we obtain such opinion, we will file it with the Securities and Exchange Commission.
An effective registration statement may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise his, her or its warrants.
     No warrants will be exercisable and we will not be obligated to issue shares of common stock underlying such warrants unless, at the time a holder seeks to exercise, a prospectus relating to the common stock issuable upon exercise of the warrants is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of our warrants. Under the terms of a warrant agreement between American Stock Transfer & Trust Company, as warrant agent, and us, we have agreed to use our best efforts to meet these conditions and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. Additionally, we have no obligation to settle the warrants for cash in the absence of an effective registration statement or under any other circumstances. The warrants may be deprived of any value and the market for the warrants may be limited if the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside. Consequently, the warrants may expire unexercised or unredeemed.
We may redeem your unexpired warrants prior to their exercise
     We have the ability to redeem outstanding warrants, in whole or in part, at any time after they become exercisable and prior to their expiration, at the price of $.01 per warrant, provided that the last reported sales price of the common stock equals or exceeds $8.50 per share for any twenty (20) trading days within a thirty (30) trading day period ending on the third business day, before we send notice of redemption to warrant holders. We may not exercise the right to redeem such warrants unless a registration statement that includes a current prospectus is effective registering the common stock issuable on exercise of such warrants during the redemption period.
Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.
     In connection with our initial public offering and the private placement, as part of the units, we issued warrants to purchase 22,503,110 shares of common stock. In addition, we have sold to the underwriters an option to purchase up to a total of 500,000 units, which, if exercised, will result in the issuance of warrants to purchase an additional 1,000,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of a target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.
Our Chairman’s obligation to purchase common stock in the open market commencing on the later of ten business days after we file a current report on Form 8-K announcing our execution of a definitive agreement for our initial business combination or 60 calendar days after the end of the “restricted period” under Regulation M and ending on the business day immediately preceding the record date for the meeting of stockholders at which such business combination is voted upon by our stockholders may support the market price of the common stock and/or warrants during such period and, accordingly, the termination of the support provided by such purchases may materially adversely affect the market price of the common stock and/or warrants.
     Our Chairman has agreed, pursuant to an agreement with the underwriters in accordance with guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934, to purchase, or cause his affiliate to purchase, up to $8 million of our common stock in the open market, at market prices not to exceed the per share amount held in the trust account (less taxes payable), commencing on the later of (a) ten business days after we file a Current Report on Form 8-K announcing our execution of a definitive agreement for our initial business combination (“Signing 8-K”) or (b) 60 calendar days after the end of the “restricted period” under Regulation M, and ending on the business day immediately preceding the record date for the meeting of stockholders at which such business combination is to be voted upon by our stockholders. The per share amount held in the trust account (less taxes payable) will be determined by us as of the close of business on the day prior to the filing of the Signing 8-K and will be disclosed in the Signing 8-K. Neither our Chairman, nor his affiliate, will have any discretion or influence with respect to such purchases and will not be able to sell or transfer any common stock purchased in the open market pursuant to such agreement until six months following the consummation of a business combination. Consequently, if the market does not view a business combination positively, these purchases may have the effect of counteracting the market’s view of the business combination, which would otherwise be reflected in a decline in the market price of our securities. The termination of the support provided by these purchases may materially adversely affect the market price of our securities.
The American Stock Exchange may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
     We are listed on the American Stock Exchange, a national securities exchange. In connection with our business combination, it is likely that the American Stock Exchange may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.
     If the American Stock Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences including:
•	a limited availability of market quotations for our securities;

•	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

     If we are deemed to be an investment company under the Investment Company Act of 1940, as amended, our activities may be restricted, including:
•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete a business combination.
     In addition, we may have imposed upon us burdensome requirements, including:
•	registration as an investment company;

•	adoption of a specific form of corporate structure;

•	reporting, record keeping, voting, proxy and disclosure requirements; and

•	complying with other rules and regulations.
     Generally, a company that holds itself out as being engaged primarily in the business of investing in securities and that actually invests a substantial portion of its assets in investment securities would be deemed an investment company under the Investment Company Act of 1940. We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trust agent in “government securities” (within the meaning of the Investment Company Act of 1940) with specific maturity dates or in money market funds meeting certain conditions under Rule 2a-7 under that Act. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expense for which we have not allotted.
Actions taken and expenses incurred by our officers and directors on our behalf will generally not be subject to “independent” review.
     Each of our directors owns shares of our common stock and, although no salary or other compensation is paid to them for services rendered prior to or in connection with a business combination, they receive reimbursement for out-of -pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of -pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Although we believe that all actions taken by our directors on our behalf have been and will continue to be in our best interests, we cannot assure you that this will be the case. If actions are taken, or expenses are incurred that are not in our best interests, it could have a material adverse effect on our business and operations and the price of our stock held by the public stockholders.
Risks associated with companies with operations primarily in China.
Economic, political, social and other factors in China may adversely affect our ability to achieve our business objective which is to acquire one or more operating businesses with operations primarily in China.
     Our ability to achieve our business objective may be adversely affected by economic, political, social and religious factors, changes in Chinese law or regulations and the status of China’s relations with other countries. In addition, the economy of China may differ favorably or unfavorably from the U.S. economy in such respects as the growth rate of its gross domestic product, the rate of inflation, capital reinvestment, resource self-sufficiency and balance of payments position. The Chinese economy differs from the economies of most developed countries in many respects, including:
•	the amount of governmental involvement;

•	the level of development;

•	the growth rate;

•	the control of foreign exchange; and

•	the allocation of resources.
     These differences may adversely affect our ability to acquire one or more businesses with operations primarily in China. Also, while the Chinese economy has experienced significant growth in the past 20 years, growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall Chinese economy, but may also have a negative effect on us if we do acquire an operating business or businesses in China. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.
The Chinese government’s control over the national economy and economic growth in China could adversely affect our business.
     The Chinese economy has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the Chinese government. The continued control of these assets and other aspects of the national economy by the Chinese government could materially and adversely affect our business. The Chinese government also exercises significant control over Chinese economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the Chinese government to slow the pace of growth of the Chinese economy could result in decreased capital expenditures by the public which in turn could reduce demand for goods and services.
     Any adverse change in the economic conditions or government policies in China could have a material adverse effect on overall economic growth and the level of investments and expenditures in China, including in those related to healthcare, which in turn could lead to a reduction in demand for our products and consequently have a materially adverse effect on our business.
Because the Chinese judiciary, which is relatively inexperienced in enforcing corporate and commercial law, will determine the scope and enforcement under Chinese law of almost all of our target business’ agreements, we may be unable to enforce our rights inside and outside of China.
     Chinese law will govern almost all of our target business’ agreements, some of which may be with Chinese governmental agencies. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available outside of the PRC. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. The inability to enforce or obtain a remedy under any of our future agreements may have a material adverse impact on our operations.
If the United States imposes trade sanctions on the PRC due to its currency policies, our target business’ ability to succeed in the international markets may be diminished.
     The PRC currently “pegs” its currency to the United States dollar. This means that each unit of Chinese currency has a set ratio for which it may be exchanged for United States currency, as opposed to having a floating value like other countries’ currencies. China has recently allowed its currency to advance slightly against the U.S. dollar. This policy is currently under review by policy-makers in the United States. Trade groups in the United States have blamed the cheap value of the Chinese currency for causing job losses in American factories, giving Chinese exporters an unfair advantage and making exports to China expensive. There is increasing pressure for the PRC to change its currency policies to provide for its currency to float freely on international markets. As a result, Congress has passed a bill that would require the United States Secretary of the Treasury to report to Congress whether the PRC is manipulating its currency to gain a trade advantage. If Congress deems this to be the case, tariffs could be imposed on Chinese imports in addition to those already in force. If an additional tariff is imposed, it is possible that China-based companies will no longer maintain the significant price advantages over foreign companies, including the United States, on their goods and services. If the PRC changes its existing currency policies or if the United States or other countries enact laws to penalize the PRC for its existing currency policies, our target companies are likely to be adversely affected since the current competitive advantages that exist as a result of existing currency policies will cease.

Exchange controls that exist in the PRC may limit our ability to utilize our cash flow effectively following a business combination.
     Following a business combination, we will be subject to the PRC’s rules and regulations on currency conversion. In the PRC, the State Administration for Foreign Exchange (SAFE) regulates the conversion of Renminbi into foreign currencies. Currently, foreign investment enterprises (FIEs) are required to apply to the SAFE for “Foreign Exchange Registration Certificates for FIEs.” Following a business combination, we will likely be an FIE as a result of our business structure. FIEs holding such registration certificates, which must be renewed annually, are allowed to open foreign currency accounts, including a “basic account” and “capital account.” Currency translation within the scope of the “basic account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the “capital account” including capital items such as direct investment, loans and securities, still require approval of the SAFE. We cannot assure you that the PRC regulatory authorities will not impose further restrictions on the convertibility of the Renminbi. Any future restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our shareholders or to fund operations we may have outside of the PRC.
New Chinese Regulations Regarding Cross Border Mergers and Acquisitions Make Acquisitions More Difficult
     The PRC State Administration of Foreign Exchange (“SAFE”) has formulated internal implementation rules and guidelines (known as “Implementation Notice No. 106”) clarifying SAFE’s Notice No. 75 (the “Implementation Rules”). The Implementation Rules were promulgated on May 29, 2007.
     The Implementation Rules, among other matters:
•	Introduce length of qualitative financial and operation requirements (three years of financial information) for candidate onshore companies;

•	Require SAFE registration of option plans;

•	Require documentary evidence of source of foreign exchange in excess of US$50,000;

•	Introduce qualitative guidelines for retroactive SAFE applications; and

•	Clarify of the definition of PRC residency.
     Pursuant to the Implementation Rules, when an offshore special purpose vehicle (“SPV”) with PRC residents as shareholders either establishes an onshore subsidiary or engages in a cross-border merger or acquisition a Ministry of Commerce (“MOC”) approval letter for the round-trip investment and the MOC approval certificate will now be required in connection with the SAFE registration.
     Furthermore, the offshore SPV now must have been in operation and in a similar line of business for at least three years prior to the application in order to qualify, and the shareholding structure and management team of the offshore SPV must mirror that of the shareholding of the PRC target company. It is unclear how the foregoing restriction will impact transactions involving internet and mobile companies where certain shareholding limitations are mandated by PRC law.
     With respect to an SPV that has completed the round-trip investment (i.e. the onshore subsidiary has obtained its foreign exchange certificate) but has missed the March 31, 2006 registration deadline, the SPV may now submit a retroactive registration application, provided that there has been no payment of any funds by the onshore subsidiary to the SPV since April 21, 2005 in the form of a dividend, profit sharing payment, liquidation proceeds, capital reduction, or loan repayment. In the event such a payment has occurred, SAFE may impose penalties on the applicants and/or the onshore subsidiary for the evasion of foreign exchange laws and regulations. For SPVs which have not completed round-trip investment (the onshore subsidiary has not obtained a foreign exchange certificate) a retroactive registration may be completed by following the ordinary procedures and filing a new registration.

     The enforcement of the Implementation Rules by various SAFE Bureaus is currently without uniformity.
     The Implementation Rules may reflect Chinese governmental policies intended to encourage Chinese emerging companies to list on domestic exchanges. We anticipate that there will be further rules and regulations coming from key regulatory bodies that will make investing in China from offshore funds increasingly difficult.
If certain tax exemptions within the PRC regarding withholding taxes are removed, we may be required to deduct corporate withholding taxes from any dividends we may pay in the future.
     Under the PRC’s current tax laws, regulations and rulings, companies are exempt from paying withholding taxes with respect to dividends paid to stockholders outside of the PRC. However, if the foregoing exemption is removed in the future following a business combination, we may be required to deduct certain amounts from dividends we pay to our shareholders to pay corporate withholding taxes. The current rate imposed on corporate withholding taxes is 20%, or 10% for individuals and entities of those countries that entered into the Protocol of Avoidance of Double Taxation with the PRC.
China has different corporate disclosure, governance and regulatory requirements than those in the United States which may make it more difficult or complex to consummate a business combination.
     Companies in China are subject to accounting, auditing, regulatory and financial standards and requirements that differ, in some cases significantly, from those applicable to public companies in the United States, which may make it more difficult or complex to consummate a business combination. In particular, the assets and profits appearing on the financial statements of a Chinese company may not reflect its financial position or results of operations in the way they would be reflected had such financial statements been prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). There is substantially less publicly available information about Chinese companies than there is about United States companies. Moreover, companies in China are not subject to the same degree of regulation as are United States companies with respect to such matters as insider trading rules, tender offer regulation, shareholder proxy requirements and the timely disclosure of information.
     To meet the requirements of the United States Federal securities laws, in order to seek stockholder approval of a business combination, a proposed target business will be required to have certain financial statements which are prepared in accordance with, or which can be reconciled to GAAP and audited in accordance with U.S. Generally Accepted Auditing Standards (GAAS). GAAP and GAAS compliance may limit the potential number of acquisition targets.
     Legal principles relating to corporate affairs and the validity of corporate procedures, directors’ fiduciary duties and liabilities and shareholders’ rights for Chinese corporations may differ from those that may apply in the U.S., which may make the consummation of a business combination with a Chinese company more difficult. We therefore may have more difficulty in achieving our business objective.
If political relations between the U.S. and China weaken, it could make a target business’ operations less attractive.
     The relationship between the United States and China may deteriorate over time. Changes in political conditions in China and changes in the state of Chinese-U.S. relations are difficult to predict and could adversely affect our future operations or cause potential target businesses to become less attractive. This could lead to a decline in our profitability. Any weakening of relations with China could have a material adverse effect on our operations after a successful completion of a business combination.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.
ITEM 2. PROPERTIES
     We maintain our executive offices at 1233 Encino Drive, Pasadena, CA 91108. NCIL, an affiliate of Alwin Tan, our Chief Executive Officer and President and a Director has agreed to make available to us certain limited administrative, technology, and secretarial services, as well as the use of certain limited office space. We have agreed to pay NCIL $5,000 per month for these services. These arrangements are solely for our benefit and are not intended to provide Mr. Alwin Tan compensation in lieu of salary. We believe, based upon rents and fees for similar services in the Los Angeles area, that the fee charged by NCIL is at least as favorable as that we could have obtained from an unaffiliated person.

ITEM 3. LEGAL PROCEEDINGS
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price Information
     The shares of our common stock, warrants and units are traded on the American Stock Exchange, or AMEX, under the symbols “CHM,” “CHM.WS” and “CHM.U,” respectively. Each of our units consists of one share of our common stock and two warrants. Our common stock and warrants commenced to trade separately from our units on May 29, 2007. However, transactions in our units continue to occur on the AMEX.
     The following table sets forth, for the calendar quarters indicated, the quarterly high and low sale prices for our common stock, warrants and units as reported on the AMEX.

	Common Stock		Warrants		Units
	(CHM)		(CHM.WS)		(CHM.U)
Quarter Ended	High	Low	High	Low	High	Low
June 30, 2007 (from May 30, 2007)	$5.60	$5.40	$0.79	$0.45	$6.80	$5.94

September 30, 2007	5.83	5.83	0.63	0.27	6.65	6.00

December 31, 2007	5.95	5.40	0.66	0.30	6.60	6.00
Number of Holders of Securities
     The number of holders of record on December 31, 2007 of our common stock was nine, of our warrants was two, and our units was one, which amount does not include beneficial owners of securities.
Dividend Policy
     We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.
Equity Compensation Plan
     We have not established any compensation plans (including individualized compensation arrangements) under which any of our equity securities are authorized for issuance.

ITEM 6.	SELECTED FINANCIAL DATA
Results of Operations
     The following tables sets forth selected historical financial information derived from our audited consolidated financial statements included elsewhere in this report for the year ended December 31, 2007 and for the periods from June 7, 2006 (inception) to December 31, 2007 and December 31, 2006 and as of December 31, 2007 and 2006. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements including the notes thereto, included elsewhere in this report.

Statement of Operations Information:

			Period from
		Period from	June 7, 2006
		June 7, 2006	(inception) to
	Year ended	(inception) to	December 31, 2007
	December 31, 2007	December 31,2006	(Cumulative)

Interest Income	$1,799,469	$	$1,799,469
Formation and Operating Cost	404,396	3,000	407,396

Income (Loss)	$1,395,073	$(3,000)	$1,392,073
Provision for Income Tax	476,863		476,863

Net Income (Loss)	$918,210	$(3,000)	$915,210

Net income (loss) per share Basic and diluted	$0.10	$(0.00)	$0.14

Weighted average shares outstanding Basic and diluted	8,724,297	2,500,000	6,507,853
Balance Sheet Information:

	As of	As of
	December 31, 2007	December 31, 2006

Cash	$850,870	$49,349
Investments held in trust	57,489,612	—
Prepaid expense	$51,375	$—

Fixed assets net of depreciation	$4,744	$—
Deferred offering costs	$—	$331,479
Total assets	$58,396,601	$380,828
Deferred underwriting fees	$2,133,867	$—
Total liabilities	$2,376,832	$358,828
Common Stock, subject to possible conversion	$11,029,265	$—

Stockholders’ equity	$44,990,504	$22,000

Quarterly Results of Operations
     The following table sets forth unaudited operating data for each of the quarters of the year ended December 31, 2007. This quarterly information has been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflects all significant adjustments (consisting primarily of normal recurring adjustments) necessary for a fair presentation of results of operations for the periods presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net income (loss)	$(7)	$248,826	$337,010	$332,689
Basic and diluted income (loss) per share	$(.00)	$.03	$.03	$.03

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes and schedules thereto included in this Report.
     We were formed on June 7, 2006, for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, an operating business with operations primarily in the People’s Republic of China. Our initial business combination must be with a target business whose fair market value is at least equal to 80% of our net assets (excluding the deferred underwriting compensation held in trust) at the time of such acquisition. We intend to use cash derived from the proceeds of our initial public offering and private placement, our capital stock, debt or a combination of cash, capital stock and debt, to effect such business combination.
     We are actively searching for a suitable business combination candidate and have due diligence and had discussions with several potential target businesses. We currently have not entered into any definitive agreements with any potential target businesses. We will continue to meet with target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences. We will be focusing our search on companies in the healthcare sectors in China. We cannot assure stockholders that we will find a suitable business combination in the allotted time.
RESULTS OF OPERATIONS
Net Income
     Net income for the year ended December 31, 2007 was $918,210 compared to a loss of $3,000 for the period from June 7, 2006 (inception) to December 31, 2006. Our initial public offering closed in April 2007 which generated the assets on which interest income was earned during 2007. Prior to our initial public offering we had no income generating assets. Income of $1,395,073 for the year ended December 31, 2007 was offset by operating costs of $340,450, Delaware franchise tax of $63,946 and provision for income taxes of $476,863. Operating costs include expenses incurred in connection with due diligence on several potential candidates, including travel expenses, professional fees and other expenses.
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
     The net proceeds from the sale of the units in the initial public offering (including the over-allotment option) and the private placement were $57,307,802 after deducting offering expenses of approximately $800,000 but including the deferred non-accountable expense allowance and the deferred portion of the underwriting discounts of approximately $2,133,867. All of this amount will be held in trust. We will use substantially all of the net proceeds of this initial public offering and private placement proceeds (other than the deferred non-accountable expense allowance and the deferred portion of the underwriting discount) to acquire one or more operating businesses. However, we may not use all of such proceeds in the trust in connection with a business combination, either because the consideration for the business combination is less than the proceeds in trust or because we finance a portion of the consideration with our capital stock or debt securities. In that event, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses.
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
     We have received $1,200,000 (net of taxes) from interest earned on the trust to finance our operations prior to consummating a business combination. As of December 31, 2007, we had spent $340,450 of these funds. We believe that the remaining funds will be sufficient to allow us to operate through at least April 19, 2009, assuming that a business combination is not consummated during that time. From the date of the closing of our initial public offering through April 19, 2009 we anticipate making the following expenditures:
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
     We do not believe we will need additional financing following the initial public offering in order to meet the expenditures required for operating our business. However, we may need to obtain additional financing to the extent such financing is required to consummate a business combination, in which case we may issue additional securities or incur debt in connection with such business combination.
     As of June 7, 2006, Mr. Kang lent a total of $150,000 to the Company for payment of offering expenses which was repaid without interest at closing out of offering proceeds. Upon the consummation of our initial public offering, Mr. Kang lent $150,000 to the Company which was deposited in our operating account and bears interest at a rate of 4% per year. The loan will be repaid from interest earned from the funds held in trust.
     We have agreed to pay NCIL, an affiliate of Alwin Tan, a monthly fee of $5,000 for general and administrative services including office space, utilities and secretarial support.
Off-Balance Sheet Arrangements
     Options and warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off balance sheet arrangements. The options and warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity.
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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if we do not consummate a suitable business combination prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund may be invested by the trustee only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. We are subject to market risk primarily through the effect of changes on interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Financial statements are attached hereto beginning with page 29 in Part IV Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          On January 14, 2008, China Healthcare Acquisition Corp. (the “Company”) dismissed Goldstein Golub Kessler LLP (“GGK”), the Company’s independent registered public accounting firm. Goldman Parks Kurland Mohidin, LLP was subsequently engaged as the Company’s new independent registered public accounting firm on January 14, 2008.

           The audit report of GGK on the financial statements of the Company at May 9, 2007, December 31, 2006 and June 15, 2006 and for the period from January 1, 2007 to May 9, 2007, the cumulative period from June 7, 2006 (inception) to May 9, 2007, the period from June 7, 2006 (inception) to December 31, 2006, and the period from June 7, 2006 (inception) to June 15, 2006, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report on the financial statements for the period ended December 31, 2006 included a going concern explanatory paragraph.
          The decision to engage Goldman Parks Kurland Mohidin, LLP was approved by the audit committee of the Company’s board of directors.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Alwin Tan (our principal executive officer) and Steven Wang (our principal financial and accounting officer) carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based upon that evaluation, they concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified under the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.
     This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
     There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Compliance with Section 404 of the Sarbanes-Oxley Act of 2002
     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”), beginning with our annual report on Form 10-K for the year ended December 31, 2008, we will be required to furnish a report by our management on internal control over financial reporting. This report will contain, among other things, an assessment of the effectiveness of our internal control over financial reporting as of the end of that year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weakness in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we may be unable to assert that our internal control over financial reporting is effective.
     Management acknowledges its responsibility for establishing and maintaining adequate internal controls over financial reporting. In order to comply with Section 404 of the Act within the prescribed period, we have begun the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging.

ITEM 9B.	OTHER INFORMATION
Not Applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVES AND CORPORATE GOVERNANCE
     The information required by this item regarding our directors and executive officers is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with our Annual Meeting of Stockholders in 2008 (the 2008 Proxy Statement) under the captions “Election of Directors” and “Management of the Company — Executive Officers.”
     The information required by this item regarding “Compliance with Section 16(a) of the Exchange Act” is incorporated by reference to the 2008 Proxy Statement under the caption “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance.”
     The information required by this item regarding any material changes to the procedures by which security holders may recommend nominees to our Board of Directors is incorporated by reference to the 2008 Proxy Statement under the caption “Management of the Company — Nominating and Corporate Governance Committee.”
     The information required by this item regarding our Audit Committee is incorporated by reference to the 2008 Proxy Statement under the caption “Management of the Company — Board Committees — Audit Committee.”

ITEM 11.	EXECUTIVE COMPENSATION
     The information required by this item is incorporated by reference to the 2008 Proxy Statement under the captions “Management of the Company — Compensation of Directors” and “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information regarding the security ownership of certain beneficial owners and management is incorporated by reference to the 2008 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”
     The information regarding “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated by reference to our 2008 Proxy Statement under the caption “Executive Compensation — Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     The information required by this item is incorporated by reference to the 2008 Proxy Statement under the caption “Certain Relationships and Related Transactions,” and “Management of the Company.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this item is incorporated by reference to the 2008 Proxy Statement under the caption “Appointment of Independent Registered Public Accounting Firm.”

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1. Financial Statements
INDEX TO FINANCIAL STATEMENTS
Reports of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
China Healthcare Acquisition Corp.
Pasadena, California

We have audited the balance sheet of China Healthcare Acquisition Corp. (the “Company”) as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. The statements of operations, stockholders’ equity and cash flows included in the cumulative information from inception (June 7, 2006) to December 31, 2006 have been audited by other auditors whose report is separately presented in the Company’s 10-K filing. All of the financial statements referred to above are the responsibility of the Company’s management. Our responsibility is to express an opinion on all of these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors referred to above, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and the results of its operations and its cash flows for the year then ended and for the period from inception (June 7, 2006) to December 31, 2007, in conformity with U.S. generally accepted accounting principles.

Goldman Parks Kurland Mohidin

Encino, California
March 21, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
China Healthcare Acquisition Corp.

We have audited the accompanying balance sheet of China Healthcare Acquisition Corp. (a development stage company) as of December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the period from June 7, 2006 (inception) to December 31, 2006 and the period included in the cumulative columns from June 7, 2006 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Healthcare Acquisition Corp. as of December 31, 2006, and the results of its operations and its cash flows for the period from June 7, 2006 (inception) to December 31, 2006 and the period included in the cumulative columns from June 7, 2006 (inception) to December 31, 2006, in conformity with United States generally accepted accounting principles.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

May 18, 2007

Balance Sheet
CHINA HEALTHCARE ACQUISITION CORP.
(a development stage company)
BALANCE SHEETS

	December 31,	December 31,
	2007	2006
ASSETS
Current Assets
Cash	$850,870	$49,349
Cash in Trust	57,489,612	—
Prepaid expense	51,375	—

Total Current Assets	58,391,857	49,349

Fixed Asset Net of Depreciation	4,744	—
Deferred offering costs	—	331,479

TOTAL ASSETS	$58,396,601	$380,828

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$9,381	$208,828
Due to stockholder	4,245	—
Deferred underwriting fees	2,133,867	—
Taxes payable	79,339	—
Notes payable to stockholder	150,000	150,000

TOTAL LIABILITIES	$2,376,832	$358,828

Common Stock, subject to possible redemption, 1,949,335 shares at redemption value	11,029,265	—

COMMITMENTS
STOCKHOLDERS’ EQUITY
Preferred stock — $.0001 par value; 1,000,000 authorized; 0 issued and outstanding	—	—

Common stock — $.0001 par value; 50,000,000 shares authorized; 11,876,555 issued and outstanding (which include 1,949,335 shares subject to possible redemption) and 2,500,000 shares, respectively	1,188	250
Additional paid-in capital	44,074,106	24,750
Income (deficit) accumulated during the development stage	915,210	(3,000)

Total Stockholders’ Equity	44,990,504	22,000

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$58,396,601	$380,828

See notes to financial statements.

Statements of Operation
CHINA HEALTHCARE ACQUISITION CORP.
(a development stage company)
STATEMENTS OF OPERATIONS

		Period from	Period from
		June 7, 2006	June 7,2006
	Year Ended	(inception) to	(inception) to
	December 31, 2007	December 31, 2006	December 31, 2007

Interest Income	$1,799,469	$—	$1,799,469

Formation and operating costs	340,450	3,000	343,450
Delaware franchise tax	63,946		63,946

Income (loss) before provision for income taxes	1,395,073	(3,000)	1,392,073
Provision for income taxes	476,863	—	476,863

Net income (loss)	$918,210	$(3,000)	$915,210

Net income per share (basic and diluted)	$0.10	$—	$0.14

Weighted average number of shares outstanding (basic and diluted)	8,724,297	2,500,000	6,507,853
See notes to financial statements.

Statements of Stockholders’ Equity
CHINA HEALTHCARE ACQUISITION CORP.
(a development stage company)
STATEMENT OF STOCKHOLDERS’ EQUITY
For the period from June 7, 2006 (inception) to December 31, 2007

				Income (deficit)
				accumulated
				during the	Total
	Common Stock		Additional	development	Stockholders’
	Shares	Amount	paid-in Capital	stage	Equity

Issuance of common stock to founders and insiders on June 7, 2006 at $.01 per share	2,500,000	$250	$24,750	$—	$25,000
Net Loss				(3,000)	(3,000)

Balance at December 31, 2006	2,500,000	250	24,750	(3,000)	22,000
Surrender and cancellation of 375,000 shares of common stock by initial stockholders on January 24, 2007	(375,000)	(37)	37	—	—

Sale of 3,000,000 private placement warrants to the Chairman of the Board of Directors on April 25, 2007	—	—	1,500,000	—	1,500,000

Sale of 8,500,000 units, net of underwriters discount and offering expenses (1,699,150 shares subject to possible redemption) on April 25, 2007	8,500,000	850	46,407,199	—	46,408,049

Proceeds from issuance of underwriter’s option	—	—	100	—	100

Sale of 1,251,555 Units, underwriter’s over-allotment option, net of underwriter’s discount (250,185 shares subject to possible redemption) on May 9, 2007	1,251,555	125	7,171,285	—	7,171,410

Proceeds subject to possible redemption of 1,949,335 shares	—	—	(11,029,265)	—	(11,029,265)

Net income for the twelve months ended December 31, 2007	—	—	—	918,210	918,210

Balance at December 31, 2007	11,876,555	$1,188	$44,074,106	$915,210	$44,990,504

See notes to financial statements.

Statements of Cash Flows
CHINA HEALTHCARE ACQUISITION CORP.
(a development stage company)
STATEMENT OF CASH FLOWS

			Period from
		Period from	June 7, 2006
	Twelve Months	June 7, 2006	(inception)
	Ended	(inception)	to December 31, 2007
	December 31, 2007	to December 31, 2006	(cumulative)

Cash flows from operating activities:

Net income (loss)	$918,210	$(3,000)	$915,210
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	200	—	200
Changes in:		—
Accrued Expense Payable	9,381	—	9,381
Tax payable	79,339	—	79,339
Prepaid expense	(51,375)	—	(51,375)
Interest earned on investment held in Trust Account	(1,784,998)	—	(1,784,998)

Net Cash provided (used) in operating activities:	$(829,243)	$(3,000)	$(832,243)

Cash flows from investing activities:
Cash held in Trust fund	(57,307,802)	—	(57,307,802)
Disbursements from trust account	1,603,188	—	1,603,188
Purchase fixed asset	(4,944)	—	(4,944)

Net cash used in investing activities	$(55,709,558)	$—	$(55,709,558)

Cash flows from financing activities:
Gross proceeds from issuance of common stock	58,509,330	25,000	58,534,330
Gross proceeds from issuance of warrants	1,500,000	—	1,500,000
Proceeds from underwriter’s purchase option	100	—	100
Proceeds from stockholder’s note payable	150,000	150,000	300,000
Repayment of stockholder’s not payable	(150,000)	—	(150,000)
Payment of costs of public offering	(2,673,353)	(122,651)	(2,796,004)
Advances from shareholder	4,245	—	4,245

Net cash provided by financing activities	$57,340,322	$52,349	$57,392,671

Net increase in cash	801,521	49,349	850,870
Beginning balance	49,349	—	—
Ending balance	$850,870	$49,349	$850,870

Supplemental Schedule of Non Cash Financing Activities
Accruals of offering cost	$—	$208,828	$—
Accruals of Deferred underwriters’ fees	2,133,867	—	2,133,867

Total	$2,133,867	$208,828	$2,133,867

See notes to financial statements.

CHINA HEALTHCARE ACQUISITION CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007
Note 1 — Introduction
Organization and Business Operation
     The Company was incorporated in Delaware on June 7, 2006 for the purpose of acquiring an operating business. As of December 31, 2007, the Company had not commenced any operations. All activities through December 31, 2007 relate to the Company’s formation and the public offering described below, and thereafter, pursuing potential acquisitions of target businesses. The Company has selected December 31 as its fiscal year end.
     The registration statement for the Company’s Initial Public Offering was declared effective April 19, 2007. The Company’s ability to commence operations was contingent upon obtaining adequate financial resources through a public offering of up to 8,500,000 units (“Units”) which is discussed in Note 4 below. This Offering was consummated on April 25, 2007 and the Company received net proceeds of $46,448,485. Additionally on May 9, 2007, the Company received net proceeds of $7,171,410 from the sale of 1,251,555 Units in conjunction with the exercise of the underwriters’ over-allotment option by the underwriters. Preceding the consummation of the Offering on April 25, 2007, the Chairman of the Board of Directors of the Company purchased an aggregate of 3,000,000 warrants at $0.50 per warrant from the Company in a private placement (the “Private Placement”). The warrants sold in the Private Placement were identical to the warrants sold in the Offering, but the Chairman has waived his rights to receive any distribution on liquidation in the event the Company does not complete a business combination (as described below). The Company received net proceeds from the Private Placement of the warrants of $1,500,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds, although substantially all of the net proceeds are intended to be generally applied toward consummating a business combination with an operating business that has operations in China (“Business Combination”).
          Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, including the exercise of the over-allotment option by the underwriters, $57,307,802, including $2,133,867 of deferred underwriting fees, was placed in a trust account (“Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. At December 31, 2007, the value of the Trust Account amounted to approximately $57,489,612. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The Company’s Chairman has agreed that he will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account (excluding interest) are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, there can be no assurance that he will be able to satisfy those obligations. Expenses related to investigation and selection of a target company and negotiation of an agreement to effect a Business Combination will be paid prior to a Business Combination only from interest earned on the principal in the trust account up to an aggregate of $1,200,000, net of income taxes. The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Initial Public Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Initial Public Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.
     With respect to a Business Combination which is approved and consummated, any Public Stockholder who votes against the Business Combination may contemporaneously demand that the Company convert his or her shares. We will not proceed with a business combination if public stockholders owning 20% or more of the shares sold in the Initial Public Offering, including through exercise of the over-allotment option, vote against the business combination and exercise their conversion rights. Accordingly, if public shareholders owning a majority of the shares sold in the Initial Public Offering, including the exercise of the over-allotment option, approve a Business Combination, we may effect that Business Combination even if public stockholders owning up to approximately 19.99% of the shares sold in the Initial Public Offering, including through exercise of the over-allotment option, exercise their conversion rights. If this occurs, we would be required to convert to cash up to approximately 19.99% of the 9,751,555 shares of common stock sold in the Initial Public Offering, including the exercise of the over-allotment option, or 1,949,335 shares of common stock, at an initial per-share conversion price of approximately $5.89, including a portion of the deferred underwriting fee, without taking into account interest earned on the trust account, if we choose to pursue the Business Combination and such Business Combination is completed.
     We must complete a Business Combination with a fair market value of at least 80% of our net assets (excluding the non-accountable expense allowance and the deferred portion of the underwriting discount held in the trust account for the benefit of the underwriters) at the time of acquisition within 24 months after the Initial Public Offering. If we fail to consummate a Business Combination within the required time frame, we will be forced to liquidate our assets. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share.
Note 2 — Summary of Significant Accounting Policies
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
Use of estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in United State of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
Recent Accounting Standards

Business Combinations
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific items, including:
•	Acquisition costs will be generally expensed as incurred;

•	Noncontrolling interests (formerly known as “minority interests” — see SFAS 160 discussion below) will be valued at fair value at the acquisition date;

•	Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.
SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, since we are a calendar year-end company we will continue to record and disclose business combinations following existing GAAP until January 1, 2009. We expect SFAS 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.
Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Like SFAS 141R discussed above, earlier adoption is prohibited. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.
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
     The effect of the 19,503,110 outstanding warrants issued in connection with the Initial Public Offering and over-allotment, the 3,000,000 outstanding warrants issued in connection with the private placement and the 500,000 units included in the underwriter’s purchase option has not been considered in diluted income (loss) per share since the warrants and options are contingently exercisable.
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
Note 3 — Deferred Offering Costs
     Deferred offering costs consist of legal fees, accounting fees and other costs incurred through the balance sheet date that are directly related to the proposed initial public offering described in Note 6 and which are being deferred until such time the offering is effective or it is aborted. When effective, the deferred offering costs will be charged to equity against the proceeds raised.
Note 4 — Notes Payable to Stockholder
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
Note 5 — Stockholders’ Equity
     The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preference as may be determined from time to time by the Board of Directors. At inception, China Healthcare Acquisition Corp. issued 2,500,000 shares of common stock to the Initial Stockholders for $25,000 in cash. In January 2007, the Initial Stockholders surrendered 375,000 shares for cancellation.

Note 6 — Initial Public Offering
     On April 25, 2007, the Company sold 8,500,000 Units at $6 per Unit. Additionally, 1,251,555 Units were sold on May 9, 2007 at $6.00 per Unit upon exercise of the underwriters’ over-allotment option. Each Unit consists of one share of common stock and two redeemable common stock purchase warrants. In connection with the initial public offering, the Company paid to the underwriters a fee equal to 3.25% ($1,657,500) of the gross proceeds of the initial public offering. Underwriting fees without non-accountable expenses from the over-allotment of $244,053 were paid to the underwriters on May 9, 2007. The underwriters have agreed to defer additional fees equal to 4.00% of the gross proceeds of the initial public offering before the over-allotment option and 1.25% of the gross proceeds of the over-allotment option (approximately $2,133,867) and deposit them into the Trust Account until the consummation of a Business Combination. Upon the consummation of a Business Combination, we will pay such deferred underwriting discount and non-accountable expense allowance to the underwriters out of the proceeds of the offering held in trust. The warrants separated from the units and began to trade separately on May 29, 2007.
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
     In addition, the Company has sold to the underwriters for $100, an option to purchase up to a total of 500,000 Units. This option was issued upon the closing of the Initial Public Offering. The units that would be issued upon exercise of this option are identical to those offered in the Initial Public Offering, except that each of the warrants underlying this option entitles the holder to purchase one share of our common stock at a price of $6.25. This option is exercisable at $7.50 per Unit commencing on the later of one year from the effective date or the consummation of a Business Combination and may be exercised on a cashless basis. The option has a life of five years from the effective date. The Company has no obligation to net cash settle the exercise of the option or the warrants underlying the option. The holder of the option will not be entitled to exercise the option or the warrants underlying the option unless a registration statement covering the securities underlying the option is effective or an exemption from registration is available. If the holder is unable to exercise the option or underlying warrants, the option or warrants, as applicable, will expire worthless.
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
     The volatility calculation of 72.36% for the option to the underwriters is based on the average volatility of a basket of similar companies with similar capitalization sizes that trade in the United States. Because China Healthcare Acquisition Corp. does not have a trading history, China Healthcare Acquisition Corp. needed to estimate the potential volatility of its common stock price, which will depend on a number of factors which cannot be ascertained at this time. China Healthcare Acquisition Corp.’s management believes that this volatility is a reasonable benchmark to use in estimating the expected volatility for China Healthcare Acquisition Corp.’s common stock. Utilizing a higher volatility would have had the effect of increasing the implied value of the option.

Note 7 — Commitments
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
     Included in the statement of operations for the period from January 1, 2007 through December 31, 2007 is $45,000 representing the management fees relating to such services.
     Our Chairman has agreed to purchase, or cause its affiliate to purchase, up to $8 million of the Company’s common stock in the open market, commencing on the later of (a) ten business days after the Company files a Current Report on Form 8-K announcing a definitive agreement for an initial Business Combination or (b) 60 calendar days after the end of the restricted period under Regulation M, and ending on the business day immediately preceding the record date for the meeting of stockholders at which time such Business Combination is to be voted upon by the Company’s stockholders. Our chairman has agreed to vote all such shares of common stock purchased in the open market in favor of the Company’s initial Business Combination.
Note 8 — Income Taxes
     The components of the provision for income taxes are as follows:

	December 31, 2007	December 31, 2006
Current:
Federal taxes	$476,064	$—
State taxes	800	—

Total provision for income taxes	$476,864	$—

2. Financial Statement Schedule(s)
     Not Applicable
3. Exhibits
     The following exhibits are filed as part of this Annual Report on Form 10-K.

Number	Description
3.1	Amended and Restated Certificate of Incorporation**
3.2	Amended and Restated Bylaws**
4.1	Specimen Unit Certificate**
4.2	Specimen Common Stock Certificate**
4.3	Specimen Warrant Certificate**
4.5	Form of Warrant Agreement between American Stock Transfer & Trust Company and the Registrant**
4.6	Form of Underwriters’ Purchase Option**
10.1(a)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Jack Kan**
10.1(b)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Alwin Tan**
10.1(c)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Steven Wang**
10.1(d)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Mark Tan**
10.1(e)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Larry Liou**
10.1(f)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and James Ma**
10.1(g)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Stanley Chang**
10.1(h)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Ron Harrod**
10.2	Form of Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant**
10.3	Form of Stock Escrow Agreement between the Registrant, American Stock Transfer & Trust Company and the Initial Stockholders**
10.4	Form of Letter Agreement between NCIL and the Registrant regarding administrative support**
10.5	Advance Agreement between the Registrant and Jack Kang**
10.6	Form of Registration Rights Agreement among the Registrant, the Initial Stockholders and Ferris, Baker Watts, Incorporated**
10.7	Warrants Placement Agreement**
10.8	Form of Letter Agreement between the Registrant, Jack Kang and Ferris, Baker Watts, Incorporated**
14	Code of Ethics**
24	Power of Attorney (included on signature page of this Form 10-K)*
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

**	Incorporated by reference to the exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-135705)

Exhibit Index

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

3.2	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA HEALTHCARE ACQUISITION CORP.
Date: March 27, 2008	By:	/s/ Alwin Tan
Alwin Tan
Chief Executive Officer and President

	By:	/s/ Steven Wang
Steven Wang
Vice President and Treasurer Chief Financial Officer

     KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alwin Tan and Steven Wang, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Alwin Tan	March 27, 2008	Director
Alwin Tan

/s/ Ron Harrod	March 27, 2008	Director
Ron Harrod

/s/ Jack Kang	March 27, 2008	Chairman of the Board of Directors
Jack Kang

/s/ Larry Liou	March 27, 2008	Director
Larry Liou

/s/ James Ma	March 27, 2008	Director
James Ma