Form 10-Q
period 2008-03-31
China Healthcare Acquisition Corp.
filed 2008-05-14
CIK 1366922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-33269

CHINA HEALTHCARE ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-5013347
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1233 Encino Drive
Pasadena, CA 91108

(Address of Principal Executive Offices) (Zip Code)

(626) 568-9924

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of March 31, 2008, 11,876,555 shares of Registrant’s common stock, par value $0.0001 per share, were outstanding.

CHINA HEALTHCARE ACQUISITION CORP.

i

PART I — CONDENSED FINANCIAL STATEMENTS

Item 1. Financial Statements

CHINA HEALTHCARE ACQUISITION CORP.
(a development stage company)

BALANCE SHEETS

	Unaudited March 31, 2008	December 31, 2007
ASSETS
Current Assets
Cash	$955,548	$850,870
Cash in Trust	57,389,435	57,489,612
Prepaid expense	64,459	51,375
Other assets – tax refund	102,000
Total Current Assets	58,511,442	58,391.857
Fixed Asset Net of Depreciation	6,810	4,744
Total Assets	$58,518,252	$58,396,601
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$110,708	$9,381
Due to stockholder	5,589	4,245
Deferred underwriting fees	2,133,867	2,133,867
Taxes payable	23,868	79,339
Notes payable to stockholder	150,000	150,000
Total Liabilities	2,424,032	2,376,832
Common Stock, subject to possible redemption, 1,949,335 shares at redemption value, and interest subject to possible redemption	11,087,835	11,029,265
COMMITMENTS
STOCKHOLDERS’ EQUITY
Preferred stock – $.0001 par value; 1,000,000 authorized; 0 issued and outstanding	—	—
Common stock – $.0001 par value; 50,000,000 shares authorized; 11,876,555 issued and outstanding (which include 1,949,335 shares subject to possible redemption) and 2,500,000 shares, respectively	1,188	1,188
Additional paid-in capital	44,074,106	44,074,106
Income accumulated during the development stage	931,090	915,210
Total Stockholders’ Equity	45,006,384	44,990,504
Total Liabilities & Stockholders’ Equity	$58,518,252	$58,396,601

See notes to condensed financial statements.

CHINA HEALTHCARE ACQUISITION CORP.
(a development stage company)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Period from June 7, 2006 (Inception) to March 31, 2008 (Cumulative)
Interest Income	$297,841	$13	$2,097,310
Formation and operating costs	257,293	20	600,743
Delaware franchise tax	15,688	—	79,634
Income (loss) before provision for income taxes	24,860	(7)	1,416,933
Provision for income taxes	8,981	—	485,844
Net income (loss)	$15,880	$(7)	931,090
Net income (loss) per share (basic and diluted)	$0.00	$0.00	$0.12
Weighted average number of shares outstanding (basic and diluted)	11,876,555	2,225,000	7,876,690

See notes to condensed financial statements.

CHINA HEALTHCARE ACQUISITION CORP.
(a development stage company)

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Period from June 7, 2006 (Inception) to March 31, 2008
(Unaudited)

	Common Stock		Additional Paid-in Capital	Income (Deficit) Accumulated During the Development Stage	Total Stockholders’ Equity
	Shares	Amount
Issuance of common stock to founders and insiders on June 7, 2006 at $.01 per share	2,500,000	$250	$24,750	$—	$25,000
Net Loss				(3,000)	(3,000)
Balance at December 31, 2006	2,500,000	250	24,750	(3,000)	22,000
Surrender and cancellation of 375,000 shares of common stock by initial stockholders on January 24, 2007	(375,000)	(37)	37	—	—
Sale of 3,000,000 private placement warrants to the Chairman of the Board of Directors on April 25, 2007	—	—	1,500,000	—	1,500,000
Sale of 8,500,000 units, net of underwriters discount and offering expenses (1,699,150 shares subject to possible redemption) on April 25, 2007	8,500,000	850	46,407,199	—	46,408,049
Proceeds from issuance of underwriter’s option	—	—	100	—	100
Sale of 1,251,555 Units, underwriter’s over-allotment option, net of underwriter’s discount (250,185 shares subject to possible redemption) on May 9, 2007	1,251,555	125	7,171,285	—	7,171,410
Proceeds subject to possible redemption of 1,949,335 shares	—	—	(11,029,265)	—	(11,029,265)
Net income for the twelve months ended December 31, 2007	—	—	—	918,210	918,210
Balance at December 31, 2007	11,876,555	$1,188	$44,074,106	$915,210	$44,990,504
Unaudited:
Net income for the three months ended March 31, 2008	—	—	—	$15,880	$15,880
Balance at March 31, 2008	11,876,555	$1,188	$44,074,106	$931,090	$45,006,384

See notes to condensed financial statements.

CHINA HEALTHCARE ACQUISITION CORP.
(a development stage company)

CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Period from June 7, 2006 (Inception) to March 31, 2008 (Cumulative)
Cash flows from operating activities:
Net income (loss)	$15,880	$(7)	$931,090
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	75	—	275
Changes in:
Accrued Expense Payable	101,328	—	110,708
Tax payable	(157,471)	—	(78,132)
Prepaid expense	(13,084)	—	(64,459)
Interest eaned on inverstment held in Trust Account	(350,814)	—	(2,135,812)
Interest subject to possible redemption	58,570	—	58,570
Net Cash provided by (used) in operating activities:	(345,516)	(7)	(1,177,760)
Cash flows from investing activities:
Cash held in Trust fund			(57,307,802)
Disbursements from trust account	450,991	—	2,054,179
Purchase fixed asset	(2,141)	—	(7,084)
Net cash provided by (used in) investing activities	448,850	—	(55,260,707)
Cash flows from financing activities:
Gross proceeds from issuance of common stock	—	—	58,534,330
Gross proceeds from issuance of warrants	—	(1,503,617)	1,500,000
Proceeds from underwriter's purchase option	—	—	100
Proceeds from stockholder's note payable	—	—	300,000
Increase in due to stockholder	—	1,503,744	(150,000)
Payment of costs of public offering	—	(3,346)	(2,796,004)
Advance from shareholders	1,344	—	5,589
Net cash provided by (used in) financing activities	1,344	(3,219)	57,394,015
Net increase (decrease) in cash	104,678	(3,226)	955,548
Beginning balance	850,870	49,349	—
Ending balance	$955,548	$46,123	$955,548
Supplemental Schedule of Non Cash Financing Activities
Accruals of offering cost	$—	$101,872	$—
Accruals of Deferred underwriters' fees	2,133,867	—	2,133,867
Total	$2,133,867	$101,872	$2,133,867

See notes to condensed financial statements.

CHINA HEALTHCARE ACQUISITION CORP.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2008

Note 1 — Introduction

Interim Financial Information

The condensed financial statements at March 31, 2008 and for the periods ending March 31, 2008 have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (consisting of normal accruals and recurring items) have been made that are necessary to present fairly financial position of China Healthcare Acquisition Corp. (the “Company”) as of March 31, 2008 and the results its operations and cash flows for the periods ended March 31, 2008. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto at May 9, 2007 and for the period then ended included in the Company’s Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on May 18, 2007, the Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2008 and the Proxy Statement filed with the Securities and Exchange Commission (the “SEC”) on April 29, 2008. The accounting policies used in preparing these unaudited condensed financial statements are consistent with those described in such filing. The December 31, 2007 balance sheet has been derived from the Company’s audited financial statements.

Organization and Business Operation

The Company was incorporated in Delaware on June 7, 2006 for the purpose of acquiring an operating business. As of March 31, 2008, the Company had not commenced any operations. All activities through March 31, 2008 relate to the Company’s formation and the public offering described below, and thereafter, pursuing potential acquisitions of target businesses. The Company has selected December 31 as its fiscal year end.

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

Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, including the exercise of the over-allotment option by the underwriters, $57,307,802, including $2,133,867 of deferred underwriting fees, was placed in a trust account (“Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. At March 31, 2008, the value of the Trust Account amounted to approximately $57,389,435. The

CHINA HEALTHCARE ACQUISITION CORP.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2008

Note 1 — Introduction  – (continued)

placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The Company’s Chairman has agreed that he will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account (excluding interest) are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, there can be no assurance that he will be able to satisfy those obligations. Expenses related to investigation and selection of a target company and negotiation of an agreement to effect a Business Combination will be paid prior to a Business Combination only from interest earned on the principal in the trust account up to an aggregate of $1,200,000, net of income taxes. The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Initial Public Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Initial Public Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

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

We must complete a Business Combination with a fair market value of at least 80% of our net assets (excluding the non-accountable expense allowance and the deferred portion of the underwriting discount held in the trust account for the benefit of the underwriters) at the time of acquisition within 24 months after the Initial Public Offering on April 25, 2007. If we fail to consummate a Business Combination within the required time frame, we will be forced to liquidate our assets. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share.

Note 2 — Summary of Significant Accounting Policies

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. The Company may maintain deposits in federally insured financial institutions in

CHINA HEALTHCARE ACQUISITION CORP.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2008

Note 2 — Summary of Significant Accounting Policies  – (continued)

excess of federally insured limits. However, management believes that Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

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

Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this

CHINA HEALTHCARE ACQUISITION CORP.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2008

Note 2 — Summary of Significant Accounting Policies  – (continued)

statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Like SFAS 141R discussed above, earlier adoption is prohibited. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

Net Income (loss) per share

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

Note 3 — Notes Payable to Stockholder

The Company issued a $150,000 unsecured promissory note to its Initial Stockholder on April 25, 2007. This note replaced the original note of $150,000 executed by an initial stockholder on June 12, 2006. The note bears simple interest at 4% per annum and the principal and interest expense will be paid from interest earned on the Trust Account. The note is payable on earlier of April 25, 2008, or the consummation of a Business Combination. Due to the short-term nature of the note, the fair market value approximates the carrying amount. On April 25, 2008, the Company paid back the loan by issuing a check in the amount of $156,000, which includes the principal and interest for the note.

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

Note 5 — Initial Public Offering

On April 25, 2007, the Company sold 8,500,000 Units at $6 per Unit. Additionally, 1,251,555 Units were sold on May 9, 2007 at $6.00 per Unit upon exercise of the underwriters’ over-allotment option. Each Unit consists of one share of common stock and two redeemable common stock purchase warrants. In connection with the initial public offering, the Company paid to the underwriters a fee equal to 3.25% ($1,657,500) of the gross proceeds of the initial public offering. Underwriting fees without non-accountable expenses from the over-allotment of $244,053 were paid to the underwriters on May 9, 2007. The underwriters have agreed to defer additional fees equal to 4.00% of the gross proceeds of the initial public offering before the over-allotment option and 1.25% of the gross proceeds of the over-allotment option (approximately $2,133,867)

CHINA HEALTHCARE ACQUISITION CORP.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2008

Note 5 — Initial Public Offering  – (continued)

and deposit them into the Trust Account until the consummation of a Business Combination. Upon the consummation of a Business Combination, we will pay such deferred underwriting discount and non-accountable expense allowance to the underwriters out of the proceeds of the offering held in trust. The warrants separated from the units and began to trade separately on May 29, 2007.

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
March 31, 2008

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

Included in the statement of operations for the period from January 1, 2008 through March 31, 2008 is $15,000 representing the management fees relating to such services.

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

Note 7 — Income Taxes

The components of the provision for income taxes are as follows:

	March 31, 2008	March 31, 2007
Current:
Federal taxes	$8,181	$—
State taxes	800	—
Total provision for income taxes	$8,981	$—

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

Results of Operations

Net Income

No meaningful comparison to the quarter ended March 31, 2007 can be made because our initial public offering was not consummated until April 25, 2007. Net income for the quarter ended March 31, 2008 was $15,880 consisting of interest income totaling $297,841 which was primarily offset by operating costs of $257,293, Delaware franchise tax of $15,688 and provision for income taxes of $8,981. Operating costs include expenses incurred in connection with due diligence on several potential candidates, including travel expenses, professional fees and other expenses.

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

We have received $1,200,000 (net of taxes) from interest earned on the trust to finance our operations prior to consummating a business combination. As of March 31, 2008, we had spent $600,743 of these funds. We believe that the remaining funds will be sufficient to allow us to operate through at least April 19, 2009, assuming that a business combination is not consummated during that time. From the date of the closing of our initial public offering through April 19, 2009 we anticipate making the following expenditures:

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

As of June 7, 2006, Mr. Kang lent a total of $150,000 to the Company for payment of offering expenses which was repaid without interest at closing out of offering proceeds. Upon the consummation of our initial public offering, Mr. Kang lent $150,000 to the Company which was deposited in our operating account and bears interest at a rate of 4% per year. On April 25, 2008, we paid back the loan, principal plus interest, by issuing a check in the amount of $156,000 payable to Mr. Kang.

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

Forward Looking Statements

This Quarterly Report on From 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events, and we assume no obligation to update any such forward-looking statements. The forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual result to be materially different from any future results expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause our future results to differ from those statements include, but are not limited to, those described in the section entitled “Risk Factors” of the prospectus filed with the Securities and Exchange Commission (the “SEC”) in connection with our initial public offering. The following discussion should read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report and with the section entitled “Risk Factors” of the prospectus filed with the SEC in connection with our public offering and in our 10-K Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item is not required for a smaller reporting company.

Item 4. Controls and Procedures

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial and accounting officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this report.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our chief executive officer and our chief financial officer have concluded that these controls and procedures are effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to affect, our financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

This item is not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of the Security Holders

Not applicable.

Item 5. Other Information

Not applicable

Item 6. Exhibits

Number	Description
3.1	Amended and Restated Certificate of Incorporation**
3.2	Amended and Restated Bylaws**
4.1	Specimen Unit Certificate**
4.2	Specimen Common Stock Certificate**
4.3	Specimen Warrant Certificate**
4.5	Form of Warrant Agreement between American Stock Transfer & Trust Company and the Registrant**
4.6	Form of Underwriters’ Purchase Option**
10.1(a)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Jack Kang**
10.1(b)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Alwin Tan**
10.1(c)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Steven Wang**
10.1(d)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Mark Tan**
10.1(e)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Larry Liou**
10.1(f)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and James Ma**
10.1(g)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Stanley Chang**
10.1(h)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Ron Harrod**
10.2	Form of Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant**
10.3	Form of Stock Escrow Agreement between the Registrant, American Stock Transfer & Trust Company and the Initial Stockholders**
10.4	Form of Letter Agreement between NCIL and the Registrant regarding administrative support**
10.5	Advance Agreement between the Registrant and Jack Kang**
10.6	Form of Registration Rights Agreement among the Registrant, the Initial Stockholders and Ferris, Baker Watts, Incorporated**
10.7	Warrants Placement Agreement**
10.8	Form of Letter Agreement between the Registrant, Jack Kang and Ferris, Baker Watts, Incorporated**
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
**	Incorporated by reference to the exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-135705)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA HEALTHCARE ACQUISITION CORP.
Date: May 14, 2008	By: /s/ Alwin Tan Alwin Tan Chief Executive Officer and President
By: /s/ Steven Wang Steven Wang Vice President and Treasurer Chief Financial Officer

INDEX TO EXHIBITS

Number	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002