Form 10-Q
period 2008-06-30
China Healthcare Acquisition Corp.
filed 2008-08-12
CIK 1366922

DRAFT 8/8/08
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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
            Yes ☒ No ☐

As of June 30, 2008, 11,876,555 shares of Registrant’s common stock, par value $0.0001 per share, were outstanding.

CHINA HEALTHCARE ACQUISITION CORP.
TABLE OF CONTENTS

		Page
	PART 1 --- FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (unaudited)
	Condensed Balance Sheets	2
	Condensed Statements of Operations	3
	Condensed Statements of Stockholders' Equity	4
	Condensed Statements of Cash Flows	5
	Notes to Condensed Financial Statements	6

Item 2.	Management Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	15

Item 4T.	Controls and Procedures	15

	PART II --- OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of the Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	17

SIGNATURE		18

INDEX TO EXHIBITS		19
	Certification by Chief Executive Officer Pursuant to Section 302
	Certification by Chief Financial Officer Pursuant to Section 302
	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 1.Financial Statements

CHINA HEALTHCARE ACQUISITION CORP.
(a development stage company)

Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets
Cash	$863,226	$850,870
Cash in Trust	57,395,837	57,489,612
Prepaid expense	50,044	51,375
Other assets - tax refund	102,000	─
Total Current Assets	58,411,107	58,391,857
Fixed Assets Net of Depreciation	6,734	4,744

TOTAL ASSETS	$58,417,841	$58,396,601

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$37,700	$9,381
Due to stockholder	85,520	4,245
Deferred underwriting fees	2,133,867	2,133,867
Taxes payable	20,950	79,339
Notes payable to stockholder	─	150,000
TOTAL LIABILITIES	2,278,037	2,376,832

Common stock, subject to possible redemption, 1,949,335 shares at redemption value, and interest subject to possible redemption	11,092,645	11,029,265
COMMITMENTS
STOCKHOLDERS' EQUITY
Preferred stock ─ $.0001 par value; 1,000,000 authorized; 0 issued and outstanding	─	─
Common stock ─ $.0001 par value; 50,000,000 shares
Common stock ─ $.0001 par value; 50,000,000 shares authorized; 11,876,555 issued and outstanding (which include 1,949,335 shares subject to possible redemption) and 2,500,000 shares, respectively	1,188	1,188
Additional paid-in capital	44,074,106	44,074,106
Income accumulated during the development stage	971,865	915,210
Total Stockholders' Equity	45,047,159	44,990,504

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$58,417,841	$58,396,601

See notes to condensed financial statements.

CHINA HEALTHCARE ACQUISITION CORP.
(a development stage company)

Condensed Statements of Operations
(Unaudited)

					Period from
					June 7, 2006
					(inception) to
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended	June 30, 2008
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	(Cumulative)

Interest Income	$270,550	$509,971	$568,391	$509,984	$2,367,860

Formation and operating costs	191,342	60,653	448,636	60,673	792,085
Delaware franchise tax	15,688	31,040	31,375	31,040	95,322

Income before provision for income taxes	63,520	418,278	88,380	418,271	1,480,454

Provision for income taxes	22,745	169,472	31,725	169,472	508,589

Net income	$40,775	$248,806	$56,655	$248,799	$971,865
Net income per share (basic and diluted)	$0.00	$0.03	$0.00	$0.04	$0.12

Weighted average number of shares outstanding (basic and diluted)	11,876,555	9,756,471	11,876,555	5,967,306	$7,871,386

See notes to condensed financial statements

CHINA HEALTHCARE ACQUISITION CORP.
(a development stage company)

Condensed Statements of Stockholders’ Equity
(Unaudited)

For the period from June 7, 2006 (inception) to June 30, 2008

				Income (deficit)	Total
	Common Stock		Additional	accumulated during	Stockholders'
	Shares	Amount	paid-in Capital	the development stage	Equity

Issuance of common stock to founders and insiders on June 7, 2006 at $.01 per share	2,500,000	$250	$24,750	$ ─	$25,000
Net Loss				(3,000)	(3,000)
Balance at December 31, 2006	2,500,000	250	24,750	(3,000)	22,000
Surrender and cancellation of 375,000 shares of common stock by initial stockholders on January 24, 2007	(375,000)	(37)	37	─	─
Sale of 3,000,000 private placement warrants to the Chairman of the Board of Directors on April 25, 2007	─	─	1,500,000	─	1,500,000
Sale of 8,500,000 units, net of underwriters discount and offering expenses (1,699,150 shares subject to possible redemption) on April 25, 207	8,500,000	850	46,407,199	─	46,408,049
Proceeds from issuance of underwriter's option	─	─	100	─	100
Sale of 1,251,555 units, underwriter's over-allotment option, net of underwriter's discount (250,185 shares subject to possible redemption) on May 9, 2007	1,251,555	125	7,171,285	─	7,171,410
Proceeds subject to possible redemption of 1,949,335 shares	─	─	(11,029,265)	─	(11,029,265)
Net income for the twelve months ended December 31, 2007	─	─	─	918,210	918,210
Balance at December 31, 2007	11,876,555	$1,188	$44,074,106	$915,210	$4,990,504
Unaudited:
Net income for the six months ended June 30, 2008	─	─	─	56,655	56,655
Balance at June 30, 2008	11,876,555	$1,188	$44,074,106	$971,865	$45,047,159

See notes to Condensed Financial Statements.

CHINA HEALTHCARE ACQUISITION CORP.
(a development stage company)

Condensed Statements of Cash Flows
(Unaudited)

			Period from
			June 7, 2006
			(inception) to
	Six Months Ended	Six Months Ended	June 30, 2008
	June 30, 2008	June 30, 2007	(cumulative)

Cash flows from operating activities:
Net income	$56,655	$248,799	$971,865
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	150	49	350
Deferred tax	─	(21,315)	─
Changes in:
Accrued expense payable	28,319	9,788	37,700
Tax payable	(160,389)	221,027	(81,050)
Prepaid expense	(1,331)	(13,438)	(52,706)
Interest earned on investment held in Trust Account	(622,059)	(508,631)	(2,407,057)
Interest subject to possible redemption	63,380	─	63,380

Net cash provided by (used in) operating activities:	(635,275)	(63,721)	(1,467,518)

Cash flows from investing activities:
Cash held in Trust fund	─	(57,307,802)	(57,307,802)
Disbursements from trust account	715,834	276,550	2,319,022
Purchase fixed asset	(2,141)	(1,529)	(7,085)

Net cash provided by (used in) investing activities:	713,693	(57,032,781)	(54,995,865)

Cash flows from financing activities:
Gross proceeds from issuance of common stock	─	51,000,000	58,534,330
Gross proceeds from issuance of warrants	─	1,500,000	1,500,000
Proceeds from underwriter's purchase option	─	100	100
Gross proceeds from issuance of common stock	─	7,509,330	─
Proceeds from stockholder's note payable	(150,000)	150,000	150,000
Increase in due to stockholder	81,275	(150,000)	(68,725)
Payment of costs of public offering	─	(2,663,352)	(2,796,004)
Advance from shareholders	2,663	1,245	6,908
Net cash provided by (used in) financing activities:	(66,062)	57,347,325	57,326,609
Net increase in cash	12,356	250,821	863,226
Beginning balance	850,870	49,349	─
Ending balance	$863,226	$300,170	$863,226

Supplemental Schedule of Non Cash Financing Activities:
Accruals of offering cost	$ ─	$10,000	$ ─
Accruals of deferred underwriters' fees	2,133,867	2,133,867	2,133,867
Total	$2,133,867	$2,143,867	$2,133,867

See notes to Condensed Financial Statements.

CHINA HEALTHCARE ACQUISITION CORP.
(a development stage company)

NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2008

Note 1 — Introduction
Interim Financial Information

The condensed financial statements at June 30, 2008 and for the three and six month periods ending June 30, 2008 have been prepared by China Healthcare Acquisition Corp. (“Company” or “CHAC”) and are unaudited. In the opinion of management, all adjustments (consisting of normal accruals and recurring items) have been made that are necessary to present fairly financial position of China Healthcare Acquisition Corp. as of June 30, 2008 and the results its operations and cash flows for the periods ended June 30, 2008. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited condensed financial statements should be read in conjunction with the Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2008. The accounting policies used in preparing these unaudited condensed financial statements are consistent with those described in such filing. The December 31, 2007 balance sheet has been derived from the Company’s audited financial statements.

Organization and Business Operation

The Company was incorporated in Delaware on June 7, 2006 for the purpose of acquiring an operating business. As of June 30, 2008, the Company had not commenced any operations. All activities through June 30, 2008 relate to the Company’s formation and the public offering described below, and thereafter, pursuing potential acquisitions of target businesses. The Company selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective April 19, 2007. The Company’s ability to commence operations was contingent upon obtaining adequate financial resources through a public offering of up to 8,500,000 units (“Units”) which is discussed in Note 5 below. This Offering was consummated on April 25, 2007 and the Company received net proceeds of $46,448,485. Additionally on May 9, 2007, the Company received net proceeds of $7,171,410 from the sale of 1,251,555 Units in conjunction with the underwriters’ exercise of their over-allotment option. Preceding the consummation of the Offering on April 25, 2007, the Chairman of the Board of Directors of the Company purchased an aggregate of 3,000,000 warrants at $0.50 per warrant from the Company in a private placement (the “Private Placement”). The warrants sold in the Private Placement were identical to the warrants sold in the Offering, but the Chairman waived his rights to receive any distribution on liquidation in the event the Company does not complete a business combination (as described below). The Company received net proceeds from the Private Placement of the warrants of $1,500,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds, although substantially all of the net proceeds are intended to be generally applied toward consummating a business combination with an operating business that has operations in China (“Business Combination”).

Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, including the exercise of the over-allotment option by the underwriters, $57,307,802, including $2,133,867 of deferred underwriting fees, was placed in a trust account (“Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. At June 30, 2008, the value of the Trust Account was approximately $57,395,837. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The Company’s Chairman has agreed that he will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account (excluding interest) are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, there can be no assurance that he will be able to satisfy those obligations. Expenses related to investigation and selection of a target company and negotiation of an agreement to effect a Business Combination will be paid prior to a Business Combination only from interest earned on the principal in the trust account up to an aggregate of $1,200,000, net of income taxes. The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Initial Public Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Initial Public Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

Note 3 — Notes Payable to Stockholder
The Company issued a $150,000 unsecured promissory note to its Initial Stockholder on April 25, 2007. This note replaced the original note of $150,000 executed by an initial stockholder on June 12, 2006. The note bears simple interest at 4% per annum and the principal and interest expense will be paid from interest earned on the Trust Account. The note was payable on earlier of April 25, 2008, or the consummation of a Business Combination. Due to the short-term nature of the note, the fair market value approximates the carrying amount. On April 25, 2008, the Company paid back the loan by issuing a check in the amount of $156,000, which includes the principal and interest for the note.

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

The volatility calculation of 72.36% for the option to the underwriters was based on the average volatility of a basket of similar companies with similar capitalization sizes that trade in the United States. Because China Healthcare Acquisition Corp. did not have a trading history, China Healthcare Acquisition Corp. needed to estimate the potential volatility of its common stock price, which depended on a number of factors which could be ascertained at the time. China Healthcare Acquisition Corp.’s management believes that this volatility was a reasonable benchmark to use in estimating the expected volatility for China Healthcare Acquisition Corp.’s common stock. Utilizing a higher volatility would have had the effect of increasing the implied value of the option.

Note 6 — Commitments
The Company presently occupies office space provided by an affiliate of one of the Company’s executive officers. Such affiliate has agreed that until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services available to the Company, as may be required by the Company from time to time. The Company agreed to pay such affiliate $5,000 per month commencing April 19, 2007.

Included in the statement of operations are the management fees relating to such services. The amounts of which are: $15,000 for the period from April 1, 2008 through June 30, 2008; $15.000 for the period from April 1, 2007 through June 30, 2007; $30,000 for the period from January 1 to June 30, 2008; $15,000 for the period from January 1 to June 30, 2007; and, $75,000 for the period from June 7, 2006 (inception) to June 30, 2008 (cumulative).

Our Chairman agreed to purchase, or cause its affiliate to purchase, up to $8 million of the Company’s common stock in the open market, commencing on the later of (a) ten business days after the Company files a Current Report on Form 8-K announcing a definitive agreement for an initial Business Combination or (b) 60 calendar days after the end of the restricted period under Regulation M, and ending on the business day immediately preceding the record date for the meeting of stockholders at which time such Business Combination is to be voted upon by the Company’s stockholders. Our chairman agreed to vote all such shares of common stock purchased in the open market in favor of the Company’s initial Business Combination. Subsequent to Balance Sheet date, our Chairman withdrew from this agreement. See Note 8 -Subsequent Events.

Note 7—Income Taxes
The components of the provision for income taxes are as follows:

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007
Current:
Federal taxes	$29,675	$148,446
State taxes	2,050	42,339
Deferred taxes		(21,315)
Total provision for income taxes	$31,725	$169,472

Note 8 — Subsequent Events
China Healthcare Acquisition Corp. and Europe Asia Huadu Environment Holding Pte, Ltd. ("EAHE") announced on August 6, 2008 that CHAC and the owner of EAHE signed a definitive acquisition agreement for CHAC to acquire EAHE in exchange for CHAC common stock. Through its subsidiaries in the People's Republic of China (“China”), Europe-Asia Huadu (Yixing) Environment Protection Co., Ltd and Yixing Europe-Asia Huadu Environment Engineering Co. Ltd., EAHE manufactures water treatment equipment and provides construction and engineering services for water treatment projects in China. The transaction will provide EAHE with access to additional capital for expansion of its water treatment business. EAHE is a privately held Singapore company.

Following the consummation of the acquisition Madame Wang Lahua, the current Executive Director of EAHE, will be our Executive Chairman and CHAC will change its name to Global Huadu Environment Holdings, Inc. Madame Wang indirectly owns 100% of EAHE.

Summary of the Transaction

Under the terms of the acquisition agreement, CHAC will acquire 100% of the stock of EAHE for a total payment of 10,500,000 restricted shares of common stock of CHAC. Based on the closing price of $5.75 per share on the American Stock Exchange on August 5, 2008, the value of the acquisition is $60,375,000.

The closing of the acquisition is subject to customary closing conditions, including approval of the acquisition agreement by holders of a majority of CHAC's outstanding stock. In addition, the closing is conditioned on less than 20% of the common stock held by the public shareholders voting against the acquisition and electing to convert their stock into cash from the trust fund established in connection with CHAC's initial public offering. No regulatory approvals are required from Singapore or China authorities to consummate the acquisition.

Market Purchase

Our Chairman, Jack Kang, has withdrawn his agreement to purchase up to $8 million of company’s common stock in the open market as described in our prospectus dated April 19, 2007. Such purchase would have commenced 10 business days after the date of the Current Report on Form 8-K reporting the signing of the definitive acquisition agreement and ended on the last business day preceding the record date for stockholders meeting to vote upon the acquisition. In his stead Mr. Wu Wing Shu of Sky Rainbow Investment Ltd. has agreed with Mr. Kang to purchase or cause his affiliate to purchase up to $8 million of our common stock in the open market at market prices not to exceed the per share amount held in the trust account (less taxes payable). It is currently contemplated that such purchase will not commence until approximately 10 business days before the record date for the stockholders meeting by which time the shareholders will have available the definitive proxy statement. Such purchases will end on the business day immediately preceding the record date for the stockholders meeting. The Company will file a Current Report on Form 8-K immediately prior to the commencement of the purchase period reporting the amount per share available upon liquidation of the trust. Shares purchased by Mr. Wu Wing Shu will not be subject to the contractual six month restriction on resale that applied to Mr. Kang's agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes and schedules thereto included in this report.

We were formed June 7, 2006, for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, an operating business with operations primarily in the People’s Republic of China. Our initial business combination must be with a target business whose fair market value if at least equal to 80% of our net assets (excluding the deferred underwriting compensation held in trust) at the time of such acquisition. We intend to use cash derived from the proceeds of our recently completed offering and private placement, our capital stock, debt or a combination of cash, capital stock and debt, to effect such business combination.

China Healthcare Acquisition Corp. and Europe Asia Huadu Environment Holding Pte, Ltd. ("EAHE") announced on August 6, 2008 that CHAC and the owner of EAHE signed a definitive acquisition agreement for CHAC to acquire EAHE in exchange for CHAC common stock. Through its subsidiaries in the People's Republic of China (“China”), Europe-Asia Huadu (Yixing) Environment Protection Co., Ltd and Yixing Europe-Asia Huadu Environment Engineering Co. Ltd., EAHE manufactures water treatment equipment and provides construction and engineering services for water treatment projects in China. The transaction will provide EAHE with access to additional capital for expansion of its water treatment business. EAHE is a privately held Singapore company.

Following the consummation of the acquisition Madame Wang Lahua, the current Executive Director of EAHE, will be our Executive Chairman and CHAC will change its name to Global Huadu Environment Holdings, Inc. Madame Wang indirectly owns 100% of EAHE.

Summary of the Transaction

Under the terms of the acquisition agreement, CHAC will acquire 100% of the stock of EAHE for a total payment of 10,500,000 restricted shares of common stock of CHAC. Based on the closing price of $5.75 per share on the American Stock Exchange on August 5, 2008, the value of the acquisition is $60,375,000.

The closing of the acquisition is subject to customary closing conditions, including approval of the acquisition agreement by holders of a majority of CHAC's outstanding stock. In addition, the closing is conditioned on less than 20% of the common stock held by the public shareholders voting against the acquisition and electing to convert their stock into cash from the trust fund established in connection with CHAC's initial public offering. No regulatory approvals are required from Singapore or China authorities to consummate the acquisition.

Results of Operations

Net Income

Net income for the quarter ended June 30, 2008 was $40,775 consisting of interest income totaling $270,550 which was primarily offset by operating costs of $194,342, Delaware franchise tax of $15,688 and provision for income taxes of $22,745. Net income for six month period ended June 30, 2008 was $56,655 consisting of interest income of $568,391 which was primarily offset by operating costs of $448,636, Delaware franchise tax of $31,375 and provision for income taxes of $31,725. Operating costs include expenses incurred in connection with due diligence on several potential candidates, including travel expenses, professional fees and other expenses. Compared to the same period of 2007, there is a reduction of income. This is due largely to the fact that the interest rate on the funds held in trust has decreased substantially, from approximately 5% last year to approximately 2% this year.

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

The net proceeds from the sale of the units in the initial public offering (including the over-allotment option) and the private placement were $57,307,802 after deducting offering expenses of approximately $800,000 but including the deferred non-accountable expense allowance and the deferred portion of the underwriting discounts of approximately $2,133,867. All of this amount is held in trust. We will use substantially all of the net proceeds of this initial public offering and private placement proceeds (other than the deferred non-accountable expense allowance and the deferred portion of the underwriting discount) to acquire one or more operating businesses. However, we may not use all of such proceeds in the trust in connection with a business combination, either because the consideration for the business combination is less than the proceeds in trust or because we finance a portion of the consideration with our capital stock or debt securities. In that event, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses.

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

Prior to consummating a business combination, we finance our operations by using the interest earned on the trust funds. As of June 30, 2008, we had spent $792,085 of these funds on formation and operating costs. We believe that the remaining funds will be sufficient to allow us to operate through at least April 19, 2009, assuming that a business combination is not consummated during that time. From the date of the closing of our initial public offering through April 19, 2009 we anticipate making the following expenditures:

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

We are paying NCIL, an affiliate of Alwin Tan, a monthly fee of $5,000 for general and administrative services including office space, utilities and secretarial support.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to affect, our financial reporting.

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

CHINA HEALTHCARE ACQUISITION CORP.

Date: August 12, 2008	By:	/s/ Alwin Tan
Alwin Tan
Chief Executive Officer and President

By:	/s/ Steven Wang
Steven Wang
Vice President and Treasurer Chief Financial Officer

INDEX TO EXHIBITS

Number	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002