Form 10-Q
period 2008-09-30
China Healthcare Acquisition Corp.
filed 2008-11-14
CIK 1366922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-33269
CHINA HEALTHCARE ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-5013347 (IRS Employer Identification No.)
1233 Encino Drive
Pasadena, CA 91108
(Address of Principal Executive Offices) (Zip Code)

(626) 568-9924
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
          Yes ☑ No ☐
     As of September 30, 2008, 11,876,555 shares of Registrant’s common stock, par value $0.0001 per share, were outstanding.

CHINA HEALTHCARE ACQUISITION CORP.
TABLE OF CONTENTS

CHINA HEALTHCARE ACQUISITION CORP.
(a development stage company)
BALANCE SHEETS
Item 1. Financial Statements

	September 30,
	2008	December 31,
	(Unaudited)	2007
ASSETS
Current Assets
Cash	$946,868	$850,870
Cash in Trust	57,457,446	57,489,612
Prepaid expense	35,628	51,375
Prepaid federal income tax	25,325	—

Total Current Assets	58,465,267	58,391,857

Fixed Asset Net of Depreciation	6,659	4,744

TOTAL ASSETS	$58,471,926	$58,396,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$43,271	$9,381
Due to stockholder	85,520	4,245
Deferred underwriting fees	2,133,867	2,133,867
Taxes Payable	9,413	79,339
Notes payable to stockholder	—	150,000

TOTAL LIABILITIES	2,272,071	2,376,832

Common stock, subject to possible redemption, 1,949,335 shares at redemption value, and interest subject to possible redemption	11,167,879	11,029,265

COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred stock — $.0001 par value; 1,000,000 authorized; 0 issued and outstanding	—	—
Common stock — $.0001 par value; 50,000,000 shares authorized; 11,876,555 issued and outstanding (which include 1,949,335 shares subject to possible redemption)	1,188	1,188
Additional paid-in capital	44,074,106	44,074,106
Income accumulated during the development stage	956,682	915,210

TOTAL SHAREHOLDERS’ EQUITY	45,031,976	44,990,504

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$58,471,926	$58,396,601

See notes to financial statements

CHINA HEALTHCARE ACQUISITION CORP.
(a development stage company)
Statement of Operations
(Unaudited)

					Period from
					June 7, 2006
	Three Months	Three Months	Nine Months	Nine Months	(inception) to
	Ended	Ended	Ended	Ended	September 30,
	September 30,	September 30,	September 30,	September 30,	2008
	2008	2007	2008	2007	(Cumulative)

Interest Income	$167,710	$690,700	$736,101	$1,200,684	$2,535,570

Formation and operating costs	166,968	113,830	615,604	174,503	959,053
Delaware franchise tax	15,688	16,733	47,063	47,773	111,010

Income before provision for income taxes	(14,946)	560,137	73,435	978,408	1,465,507

Provision for income taxes	237	223,127	31,963	392,599	508,826

Net income	$(15,183)	$337,010	$41,472	$585,809	$956,680

Net income per share (basic and diluted)	$0.00	$0.03	$0.00	$0.07	$0.12

Weighted average number of shares outstanding (basic and diluted)	11,876,555	11,876,555	11,876,555	7,848,811	8,311,151
See notes to financial statements

CHINA HEALTHCARE ACQUISITION CORP.
(a development stage company)
Statement of Stockholders’ Equity
(Unaudited)
For the period from June 7, 2006 (inception) to September 30, 2008

				Income (deficit)
				accumulated during	Total
	Common Stock		Additional	the	Stockholders’
	Shares	Amount	paid-in Capital	development stage	Equity

Issuance of common stock to founders and insiders on June 7, 2006 at $.01 per share	2,500,000	$250	$24,750	$—	$25,000

Net Loss				(3,000)	(3,000)

Balance at December 31, 2006	2,500,000	250	24,750	(3,000)	22,000
Surrender and cancellation of 375,000 shares of common stock by initial stockholders on January 24, 2007	(375,000)	(37)	37	—	—
Sale of 3,000,000 private placement warrants to the Chairman of the Board of Directors on April 25, 2007	—	—	1,500,000	—	,500,000
Sale of 8,500,000 units, net of underwriters discount and offering expenses (1,699,150 shares subject to possible redemption) on April 25, 207	8,500,000	850	46,407,199	—	46,408,049

Proceeds from issuance of underwriter’s option	—	—	100	—	100
Sale of 1,251,555 units, underwriter’s over-allotment option, net of underwriter’s discount (250,185 shares subject to possible redemption) on May 9, 2007	1,251,555	125	7,171,285	—	7,171,410
Proceeds subject to possible redemption of 1,949,335 shares	—	—	(11,029,265)	—	(11,029,265)
Net income for the twelve months ended December 31, 2007	—	—	—	918,210	918,210

Balance at December 31, 2007	11,876,555	1,188	44,074,106	915,210	44,990,504

Unaudited:
Net income for the nine months ended September 30, 2008	—	—	—	41,472	41,472

Balance at September 30, 2008	11,876,555	$1,188	$44,074,106	$956,682	$45,031,976

See notes to financial statements

CHINA HEALTHCARE ACQUISITION CORP.
(a development stage company)
Statement of Cash Flows
(Unaudited)

			Period from
			June 7, 2006
			(inception) to
	Nine Months Ended	Nine Months Ended	September 30, 2008
	September 30, 2008	September 30, 2007	(cumulative)
Cash flows from operating activities:
Net income	$41,472	$585,809	956,682
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	225	125	425
Deferred tax	—	(66,545)	—
Changes in:
Accrued expenses	33,891	17,130	43,272
Tax payable	(95,251)	313,947	(15,912)
Prepaid expense	15,747	(69,856)	(35,628)
Interest earned on investment held in Trust Account	(862,478)	(1,194,107)	(2,647,476)

Interest subject to possible redemption	138,614	—	138,614

Net cash used in operating activities:	(727,779)	(413,497)	(1,560,022)

Cash flows from investing activities:
Cash held in Trust fund	—	(57,307,802)	(57,307,802)
Disbursements from trust account	894,643	972,575	2,497,831
Purchase fixed asset	(2,141)	(4,944)	(7,085)

Net cash provided by (used in) investing activities:	892,502	(56,340,171)	(54,817,056)

Cash flows from financing activities:
Gross proceeds from issuance of common stock	—	58,509,330	58,534,330
Gross proceeds from issuance of warrants	—	1,500,000	1,500,000
Proceeds from underwriter’s purchase option	—	100	100

Payment (to) Proceeds from stockholder’s note payable	(150,000)	—	150,000
Increase (Decrease) in due to stockholder	81,275	—	(68,725)
Payment of costs of public offering	—	(2,673,353)	(2,796,004)
Advance from shareholders	—	3,094	4,245

Net cash provided by (used in) financing activities:	(68,725)	57,339,171	57,323,946

Net increase in cash	95,998	585,503	946,868

Beginning balance	850,870	49,349	—

Ending balance	$946,868	$634,852	$946,868

Supplemental Schedule of Non Cash Financing Activities:
Accruals of deferred underwriters’ fees	$2,133,867	$2,133,867	$2,133,867

See notes to financial statements

CHINA HEALTHCARE ACQUISITION CORP.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
Note 1 — Introduction
Interim Financial Information
The financial statements at September 30, 2008 and for the three and nine month periods ending September 30, 2008 have been prepared by China Healthcare Acquisition Corp. (“Company” or “CHAC”) and are unaudited. In the opinion of management, all adjustments (consisting of normal accruals and recurring items) have been made that are necessary to present fairly financial position of China Healthcare Acquisition Corp. as of September 30, 2008 and the results its operations and cash flows for the periods ended September 30, 2008. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.
These unaudited financial statements should be read in conjunction with the Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2008. The accounting policies used in preparing these unaudited financial statements are consistent with those described in such filing. The December 31, 2007 balance sheet has been derived from the Company’s audited financial statements.
Organization and Business Operation
The Company was incorporated in Delaware on June 7, 2006 for the purpose of acquiring an operating business. As of September 30, 2008, the Company had not commenced any operations. All activities through September 30, 2008 relate to the Company’s formation and the public offering described below, and thereafter, pursuing potential acquisitions of target businesses. The Company selected December 31 as its fiscal year end.
The registration statement for the Company’s Initial Public Offering was declared effective April 19, 2007. The Company’s ability to commence operations was contingent upon obtaining adequate financial resources through a public offering of up to 8,500,000 units (“Units”) which is discussed in Note 5 below. This Offering was consummated on April 25, 2007 and the Company received net proceeds of $46,448,485. Additionally on May 8, 2007, the Company received net proceeds of $7,171,410 from the sale of 1,251,555 Units in conjunction with the underwriters’ exercise of their over-allotment option. Preceding the consummation of the Offering on April 25, 2007, the Chairman of the Board of Directors of the Company purchased an aggregate of 3,000,000 warrants at $0.50 per warrant from the Company in a private placement (the “Private Placement”). The warrants sold in the Private Placement were identical to the warrants sold in the Offering, but the Chairman waived his rights to receive any distribution on liquidation in the event the Company does not complete a business combination (as described below). The Company received net proceeds from the Private Placement of the warrants of $1,500,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds, although substantially all of the net proceeds are intended to be generally applied toward consummating a business combination with an operating business that has operations in China (“Business Combination”).
Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, including the exercise of the over-allotment option by the underwriters, $57,307,802, including $2,133,867 of deferred underwriting fees, was placed in a trust account (“Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. At September 30, 2008, the value of the Trust Account was approximately $57,457,446. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The Company’s Chairman has agreed that he will be personally liable under certain circumstances to ensure that the proceeds in the Trust Account (excluding interest) are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, there can be no assurance that he will be able to satisfy those obligations. Expenses related to investigation and selection of a target company and negotiation of an agreement to effect a Business Combination will be paid prior to a Business Combination only from interest earned on the principal in the trust account up to an aggregate of $1,200,000, net of income taxes. Prior to the consummation of any Business Combination, the Company is required to submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Initial Public Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Initial Public Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.
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
On August 6, 2008, we entered into a stock purchase agreement with Europe Asia Huadu Environment Holding, Pte Ltd (“EAHE”), Teambest International, Ltd and Wang Lahua providing for the acquisition EAHE in exchange for shares of our common stock as described in our Current Report on Form 8-K filed with the Securities Exchange Commission on August 11, 2008.
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
Note 3 — Notes Payable to Stockholder
The Company issued a $150,000 unsecured promissory note to its Initial Stockholder on April 25, 2007. This note replaced the original note of $150,000 executed by an initial stockholder on June 12, 2006. The note bore simple interest at 4% per annum and the principal and interest expense were paid from interest earned on the Trust Account. The note was payable on earlier of April 25, 2008, or the consummation of a Business Combination. Due to the short-term nature of the note, the fair market value approximated the carrying amount. On April 25, 2008, the Company paid back the loan by issuing a check in the amount of $156,000, which included the principal and interest for the note.
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
Note 5 — Initial Public Offering
On April 25, 2007, the Company sold 8,500,000 Units at $6 per Unit. Additionally, 1,251,555 Units were sold on May 9, 2007, at $6.00 per Unit upon exercise of the underwriters’ over-allotment option. Each Unit consists of one share of common stock and two redeemable common stock purchase warrants. In connection with the initial public offering, the Company paid to the underwriters a fee equal to 3.25% ($1,657,500) of the gross proceeds of the initial public offering. Underwriting fees without non-accountable expenses from the over-allotment of $244,053 were paid to the underwriters on May 9, 2007. The underwriters have agreed to defer additional fees equal to 4.00% of the gross proceeds of the initial public offering before the over-allotment option and 1.25% of the gross proceeds of the over-allotment option (approximately $2,133,867) and deposit them into the Trust Account until the consummation of a Business Combination. Upon the consummation of a Business Combination, we will pay such deferred underwriting discount and non-accountable expense allowance to the underwriters out of the proceeds of the offering held in trust. The warrants separated from the units and began to trade separately on May 29, 2007.
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
The sale of the option has been accounted for as an equity transaction. Accordingly, there was no net impact on the Company’s financial position or results of operations, except for the recording of the $100 proceeds from the sale. The Company has determined, based upon a Black-Scholes model, that the fair value of the option on the date of sale was approximately $1,742,500 for the option to the underwriters, using an expected life of five years, volatility of 72.36% and a risk-free interest rate of 4.39%.
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
Included in the statement of operations are the management fees relating to such services. The amounts of which are: $15,000 for the period from July 1, 2008 through September 30, 2008; $30,000 for the period from April 1, 2007 through September 30, 2007; $45,000 for the period from January 1 to September 30, 2008; $30,000 for the period from January 1 to September 30, 2007; and, $90,000 for the period from June 7, 2006 (inception) to September 30, 2008(cumulative).
Our Chairman agreed to purchase, or cause its affiliate to purchase, up to $8 million of the Company’s common stock in the open market, commencing on the later of (a) ten business days after the Company files a Current Report on Form 8-K announcing a definitive agreement for an initial Business Combination or (b) 60 calendar days after the end of the restricted period under Regulation M, and ending on the business day immediately preceding the record date for the meeting of stockholders at which time such Business Combination is to be voted upon by the Company’s stockholders. Our chairman agreed to vote all such shares of common stock purchased in the open market in favor of the Company’s initial Business Combination. Our Chairman withdrew from this agreement. Such purchase would have commenced 10 business days after the date of the Current Report on Form 8-K reporting the signing of the definitive acquisition agreement and ended on the last business day preceding the record date for stockholders meeting to vote upon the acquisition. In his stead Mr. Wu Wing Shu of Sky Rainbow Investment Ltd. has agreed with Mr. Kang to purchase or cause his affiliate to purchase up to $8 million of our common stock in the open market at market prices not to exceed the per share amount held in the trust account (less taxes payable). It is currently contemplated that such purchase will not commence until approximately 10 business days before the record date for the stockholders meeting by which time the shareholders will have available the definitive proxy statement. Such purchases will end on the business day immediately preceding the record date for the stockholders meeting. The Company will file a Current Report on Form 8-K immediately prior to the commencement of the purchase period reporting the amount per share available upon liquidation of the trust. Shares purchased by Mr. Wu Wing Shu will not be subject to the contractual six month restriction on resale that applied to Mr. Kang’s agreement.

Note 7—Income Taxes
The components of the provision for income taxes are as follows:

	Nine Months Ended
	September 30,	September 30,
	2008	2007
Current:
Federal taxes	$29,676	$357,338
State taxes	2,287	101,806
Deferred taxes		(66,545)

Total provision for income taxes	$31,963	$392,599

In July of 2008, our 2007 Federal Income Tax Return was selected for examination by the Internal Revenue Service. We have been notified by the Revenue Agent that there is no change for the tax return we filed with the Internal Revenue Service, but a formal determination letter is still pending.
Note 8 — Subsequent Events
On November 10, 2008, China Healthcare Acquisition Corp and Europe Asia Huadu Environment Holding Pte, Ltd. (“EAHE”) mutually agreed to terminate the Purchase Agreement between China Healthcare Acquisition Corp and EAHE, Teambest International, Ltd and Wang Lahua dated August 6, 2008.

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
China Healthcare Acquisition Corp. and Europe Asia Huadu Environment Holding Pte, Ltd. (“EAHE”) announced on August 6, 2008 that CHAC and the owner of EAHE signed a definitive acquisition agreement for CHAC to acquire EAHE in exchange for CHAC common stock. Through its subsidiaries in the People’s Republic of China (“China”), Europe-Asia Huadu (Yixing) Environment Protection Co., Ltd and Yixing Europe-Asia Huadu Environment Engineering Co. Ltd., EAHE manufactures water treatment equipment and provides construction and engineering services for water treatment projects in China.
On November 10, 2008, the acquisition agreement was terminated by mutual agreement of the parties. We had determined that we would not receive the votes of our stockholders required for approval of the acquisition. In connection with the termination, the parties entered into a mutual release. Our management is considering the Company’s alternatives.
Results of Operations
Net Income
Net loss for the quarter ended September 30, 2008 was $15,183 consisting of interest income totaling $167,710 which was primarily offset by operating costs of $166,968, Delaware franchise tax of $15,688 and provision for income taxes of $237. Net income for nine month period ended September 30, 2008 was $41,472, consisting of interest income of $736,101 which was primarily offset by operating costs of $615,604, Delaware franchise tax of $47,063 and provision for income taxes of $31,963. Operating costs include expenses incurred in connection with due diligence on several potential candidates, including travel expenses, professional fees and other expenses. Compared to the same period of 2007, there is a reduction of income. This is due largely to the fact that the interest rate on the funds held in trust has decreased substantially, from approximately 5% last year to approximately 2% this year.
Changes In Financial Condition

Liquidity and Capital Resources
On April 16, 2007, we entered in to an agreement with the Chairman of our Board of Directors for the sale of 3,000,000 warrants in a private placement. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. The warrants were sold at a price of $0.50 per warrant, generating net proceeds of $1,500,000.
On April 25, 2007, we consummated our initial public offering of 8,500,000 units, and on May 9, 2007, sold an additional 1,251,555 units attributable to the exercise of the underwriters’ over-allotment option. Each unit consists of one share of common stock and two warrants. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. Our common stock and warrants commenced trading separately on May 29, 2007.
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
Prior to consummating a business combination, we finance our operations by using the interest earned on the trust funds. As of September 30, 2008, we had spent $959,053 of these funds on formation and operating costs. We believe that the remaining funds will be sufficient to allow us to operate through at least April 19, 2009, assuming that a business combination is not consummated during that time. From the date of the closing of our initial public offering through April 19, 2009, we anticipate making the following expenditures:
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
As of June 7, 2006, Mr. Kang lent a total of $150,000 to the Company for payment of offering expenses which was repaid without interest at closing out of offering proceeds. Upon the consummation of our initial public offering, Mr. Kang lent $150,000 to the Company, which was deposited in our operating account and bears interest at a rate of 4% per year. On April 25, 2008, we paid back the loan, principal plus interest, by issuing a check of $156,000 to Mr. Kang.
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
Contractual Obligations
In connection with our initial public offering, we agreed to pay the underwriters a deferred non-accountable expense allowance and deferred portion of the underwriting discount of $2,133,867 upon consummation of our initial business combination. We expect such allowance will be paid out of the proceeds in the trust account. Other than the contractual obligations incurred in the ordinary course of business, we do not have any other long-term contractual obligations.
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
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to affect, our financial reporting.

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
Item 4. Submission of Matters to a Vote of the Security Holders
Not applicable.
Item 5. Other Information
Not applicable

Item 6. Exhibits

Number	Description
3.1	Amended and Restated Certificate of Incorporation**
3.2	Amended and Restated Bylaws**
4.1	Specimen Unit Certificate**
4.2	Specimen Common Stock Certificate**
4.3	Specimen Warrant Certificate**
4.5	Form of Warrant Agreement between American Stock Transfer & Trust Company and the Registrant**
4.6	Form of Underwriters’ Purchase Option**
10.1(a)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Jack Kang**
10.1(b)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Alwin Tan**
10.1(c)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Steven Wang**
10.1(d)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Mark Tan**
10.1(e)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Larry Liou**
10.1(f)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and James Ma**
10.1(g)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Stanley Chang**
10.1(h)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Ron Harrod**
10.2	Form of Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant**
10.3	Form of Stock Escrow Agreement between the Registrant, American Stock Transfer & Trust Company and the Initial Stockholders**
10.4	Form of Letter Agreement between NCIL and the Registrant regarding administrative support**
10.5	Advance Agreement between the Registrant and Jack Kang**
10.6	Form of Registration Rights Agreement among the Registrant, the Initial Stockholders and Ferris, Baker Watts, Incorporated**
10.7	Warrants Placement Agreement**
10.8	Form of Letter Agreement between the Registrant, Jack Kang and Ferris, Baker Watts, Incorporated**
10.9	Stock Purchase Agreement among Registrant, Europe Asia Huadu Environment Holding, Pte Ltd, Teambest International, Ltd and Wang Lahua dated August 6, 2008***
10.10	Termination Agreement dated as November 10, 2008 by and among Europe Asia Huadu Environment Holdings, Pte Ltd, Wang Lahua, Teambest International, Ltd and China Healthcare Acquisition Corp ****
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Number	Description
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

**	Incorporated by reference to the exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-135705)

***	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 11, 2008

****	Incorporated by reference to Registrant’s Current Report on Form 8-K filed November 13, 2008

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, China Healthcare Acquisition Corp as duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA HEALTHCARE ACQUISITION CORP.
Date: November 14, 2008	By:	/s/ Alwin Tan
Alwin Tan
Chief Executive Officer and President

	By:	/s/ Steven Wang
Steven Wang
Vice President and Treasurer Chief Financial Officer

INDEX TO EXHIBITS

Number	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002