Form 10-Q/A
period 2008-09-30
China Healthcare Acquisition Corp.
filed 2008-11-17
CIK 1366922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q/A

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
          Yes ☑ No ☐
     As of November 14, 2008, 11,876,555 shares of Registrant’s common stock, par value $0.0001 per share, were outstanding.

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

See notes to financial statements

CHINA HEALTHCARE ACQUISITION CORP.
(a development stage company)
Statements of Operations
(Unaudited)

					Period from
					June 7, 2006
	Three Months	Three Months	Nine Months	Nine Months	(inception) to
	Ended	Ended	Ended	Ended	September 30,
	September 30,	September 30,	September 30,	September 30,	2008
	2008	2007	2008	2007	(Cumulative)

Interest Income	$167,710	$690,700	$736,101	$1,200,684	$2,535,570

Formation and operating costs	166,968	113,830	615,603	174,503	959,052
Delaware franchise tax	15,688	16,733	47,063	47,773	111,010

Income before provision for income taxes	(14,946)	560,137	73,435	978,408	1,465,508

Provision for income taxes	237	223,127	31,963	392,599	508,826

Net income	$(15,183)	$337,010	$41,472	$585,809	$956,682

Net income per share (basic and diluted)	$0.00	$0.03	$0.00	$0.07	$0.12

Weighted average number of shares outstanding (basic and diluted)	11,876,555	11,876,555	11,876,555	7,848,811	8,311,151
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

See notes to financial statements

CHINA HEALTHCARE ACQUISITION CORP.
(a development stage company)
Statements of Cash Flows
(Unaudited)

			Period from
			June 7, 2006
			(inception) to
	Nine Months Ended	Nine Months Ended	September 30, 2008
	September 30, 2008	September 30, 2007	(cumulative)
Cash flows from operating activities:
Net income	$41,472	$585,809	956,682
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	225	125	425
Deferred tax	—	(66,545)	—
Changes in:
Accrued expenses	33,892	17,130	43,273
Tax payable	(95,251)	313,947	(15,912)
Prepaid expense	15,747	(69,856)	(35,628)
Interest earned on investment held in Trust Account	(862,478)	(1,194,107)	(2,647,476)

Interest subject to possible redemption	138,614	—	138,614

Net cash used in operating activities	(727,779)	(413,497)	(1,560,022)

Cash flows from investing activities:
Cash held in Trust fund	—	(57,307,802)	(57,307,802)
Disbursements from trust account	894,643	972,575	2,497,831
Purchase fixed asset	(2,141)	(4,944)	(7,085)

Net cash provided by (used in) investing activities	892,502	(56,340,171)	(54,817,056)

Cash flows from financing activities:
Gross proceeds from issuance of common stock	—	58,509,330	58,534,330
Gross proceeds from issuance of warrants	—	1,500,000	1,500,000
Proceeds from underwriter’s purchase option	—	100	100

Payment (to) Proceeds from stockholder’s note payable	(150,000)	—	150,000
Increase (Decrease) in due to stockholder	81,275	—	(68,725)
Payment of costs of public offering	—	(2,673,353)	(2,796,004)
Advance from shareholders	—	3,094	4,245

Net cash provided by (used in) financing activities	(68,725)	57,339,171	57,323,946

Net increase in cash	95,998	585,503	946,868

Beginning balance	850,870	49,349	—

Ending balance	$946,868	$634,852	$946,868

Supplemental Schedule of Non Cash Financing Activities:
Accruals of deferred underwriters’ fees	$2,133,867	$2,133,867	$2,133,867

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

CHINA HEALTHCARE ACQUISITION CORP.
Date: November 17, 2008	By:	/s/ Alwin Tan
Alwin Tan
Chief Executive Officer and President

	By:	/s/ Steven Wang
Steven Wang
Vice President and Treasurer Chief Financial Officer

INDEX TO EXHIBITS

Number	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002