Form 10-K
period 2008-12-31
China Healthcare Acquisition Corp.
filed 2009-03-31
CIK 1366922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

(626) 568-9924
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par value $.0001 per share	New York Stock Exchange Alternext

Common Stock Purchase Warrants	New York Stock Exchange Alternext

Units consisting of one share of Common Stock	New York Stock Exchange Alternext

and two Warrants

Securities registered  pursuant to Section 12(g):

None

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
(Do not check if a smaller reporting company)

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $55,291,316, calculated on the basis of the closing price of the registrant’s common stock as reported by the American Stock Exchange on such date.

     As of March 30 , 2009,  2,125,000 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

CHINA HEALTHCARE ACQUISITION CORP.

ANNUAL REPORT ON FORM 10-K

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

PART I

ITEM 1. BUSINESS

General

China Healthcare Acquisition Corp (“we” or the “Company”) was incorporated in Delaware on June 7, 2006, in order to serve as a vehicle for a business combination with an operating business or businesses. Our principal executive offices are located at 1233 Encino Drive, Pasadena, California 91108. Our website is www.chacq.com and our phone number is 626-568-9924.

A registration statement for our initial public offering was declared effective April 19, 2007. Our ability to commence operations was contingent upon obtaining adequate financial resources through a public offering of up to 8,500,000 units (“Units”). This Offering was consummated on April 25, 2007 and we received net proceeds of $46,448,485. Additionally on May 9, 2007, we received net proceeds of $7,171,410 from the sale of 1,251,555 Units in conjunction with the exercise of the underwriters’ over-allotment option by the underwriters. Prior to the consummation of the Offering on April 25, 2007, our Chairman of the Board of Directors purchased an aggregate of 3,000,000 warrants at $0.50 per warrant from the Company in a private placement (the “Private Placement”). The warrants sold in the Private Placement were identical to the warrants sold in the Offering, but the Chairman waived his rights to receive any distribution on liquidation in the event the Company did not complete a business combination (as described below). The Company received net proceeds from the private placement of the warrants of $1,500,000. The Company’s management had broad discretion with respect to the specific application of the net proceeds, although substantially all of the net proceeds were intended to be generally applied toward consummating a business combination (“Business Combination”) with a business that had operations in the People's Republic of China (“PRC” or  “China”).  Upon the closing of the Offering, and the exercise of the over-allotment option by the underwriters, $57,307,802, including $2,133,867 of deferred underwriting fees, was placed in a trust account (“Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Pursuant to our certificate of incorporation, we had to consummate a Business Combination prior to April 19, 2009 or return the funds in the Trust Account to holders of shares purchased in our initial public offering. At December 31, 2008, the value of the Trust Account amounted to $57,514,170. The Company’s Chairman agreed that he would be personally liable under certain circumstances to ensure that the proceeds in the Trust Account (excluding interest) were not reduced by the claims of target businesses or vendors or other entities that were owed money by the Company for services rendered or contracted for or products sold to the Company. This agreement terminated effective upon early distribution of the Trust Account discussed below.  Expenses related to investigation and selection of a target company and negotiation of an agreement to effect a Business Combination were paid only from interest earned on the principal in the trust account.  Prior to the consummation of any Business Combination, the Company was required to submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering voted against the Business Combination and exercised their conversion rights described below, the Business Combination would not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), agreed to vote their founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards would no longer be applicable.

The warrants separated from the units and began to trade separately on May 29, 2007. After separation, each warrant entitled the holder to purchase one share of common stock at an exercise price of $5.00. The warrants have a life of five years after which they will expire. We have the right to redeem the warrants at $0.01 per warrant, provided the common stock has traded at a closing price of at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If we redeem the warrants, the holder will either have to exercise the warrants by purchasing our  common stock for $5.00 or sell the warrants, or the warrants will be deemed worthless. We will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such warrant shall not be entitled to exercise such warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will we be required to net cash settle the warrant exercise. Consequently, the warrants may expire unexercised and unredeemed. We have determined to classify in the warrants stockholders’ equity in accordance with the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

In addition, we sold the underwriters for $100, an option to purchase up to a total of 500,000 Units in connection with our initial public offering. This option was issued upon the closing of the Offering. The units that would be issued upon exercise of this option are identical to those offered in the Offering, except that each of the warrants underlying this option entitles the holder to purchase one share of our common stock at a price of $6.25. This option is exercisable at $7.50 per Unit commencing on the later of one year from the effective date or the consummation of a Business Combination and may be exercised on a cashless basis. The option has a life of five years from the effective date. The Company has no obligation to net cash settle the exercise of the option or the warrants underlying the option. The holder of the option will not be entitled to exercise the option or the warrants underlying the option unless a registration statement covering the securities underlying the option is effective or an exemption from registration is available. If the holder is unable to exercise the option or underlying warrants, the option or warrants, as applicable, will expire worthless.

Our efforts in identifying a prospective target business were not limited to a particular industry, although we intended to focus our efforts on cash flow positive companies that have historically generated positive earnings before interest, taxes and depreciation in the healthcare sector in China. We considered opportunities to acquire a business unrelated to the healthcare services sector. We were not limited to acquiring a company in any particular industry or type of business.

We entered into a stock purchase agreement with Europe Asia Huadu Environment Pte, Ltd., Teambest International Limited and Madame Wang Lahua (collectively “Seller”) for the purchase of all of the outstanding equity of Europe Asia Huadu Environment Pte, Ltd., a Singapore company with operations in China in the water treatment and environmental engineering industries.  Effective November 10, 2008, we and  the Seller mutually agreed to terminate the stock purchase agreement because our Board determined that it would not receive the votes of its stockholders required for the approval of the acquisition.

In addition, our Board of Directors determined that it was no longer possible for us to consummate a qualifying business combination prior to April 19, 2009.  Based on this determination, our Board of Directors concluded that it was in the best interests of stockholders to return to the holders of our shares acquired in our initial public offering all amounts held in the Trust Account as of the date of the distribution thereof.

On March 5, the shareholders voted in favor of an amendment to our certificate of incorporation to allow the early distribution (“Early Distribution”) of all amounts held in the Trust Account to the holders of record of the shares issued in our initial public offering as of March 5, 2009.  The vote had the automatic effect of immediately cancelling all shares issued in our initial public offering and converting such shares into rights to receive a prorate distribution from the Trust of approximately $5.89 per share.  The Company's units separated into their component parts: two warrants and a right to receive the distribution for one share of common stock.  Effective as of the close of business on March 5, 2009, the Company's common stock [CHM] and units [CHM-U] held by its public shareholders are no longer quoted on NYSE Alternext US and no longer trade or be tradeable.  The Company's warrants [CHM-WS] are no longer quoted on NYSE Alternext US, but remain outstanding in accordance with their terms, as disclosed in the Company's definitive proxy statement dated February 4, 2009.  The Company's remaining stockholders voted to remove the blank check company restrictions from the Company's charter, allowing the Company to continue its corporate existence beyond its scheduled termination date of April 19, 2009.  The payment date for distribution of the trust fund to holders of the Company's shares of common stock was March 10, 2009.

Prior to the adoption the amended and restated certificate of incorporation at our annual meeting on March 5, 2009, our certificate of incorporation set forth certain requirements and restrictions that previously applied to us.  Specifically, our amended and restated certificate of incorporation provided, among other things, that:

•      prior to the consummation of our initial business combination, we would submit such business combination to our stockholders for approval along with a proposal to amend the amended and restated certificate of incorporation to provide for our perpetual existence following such business combination;

•      we could consummate our initial business combination if: (i) approved by a majority of the shares of common stock voted by the public stockholders, and (ii) public stockholders owning less than 20% of the shares purchased by the public stockholders exercise their conversion rights;

•      if our initial business combination were approved and consummated, public stockholders who voted against the business combination and exercised their conversion rights would receive their pro rata share of the trust account plus accrued interest not applied toward working capital, and taxes payable, less any amounts reserved for any pending claims;

•      if a business combination were not consummated within 24 months of the date of the prospectus (April 19, 2009), then we would be dissolved and distribute to all of our public stockholders their pro rata shares of  the trust account plus accrued interest not applied toward working capital and taxes payable, less any amounts reserved for any pending claims; and

•      we could not consummate any other merger, capital stock exchange, stock purchase, asset acquisition or similar transaction other than a business combination that met our conditions, including the requirement that our initial business combination be with one or more operating businesses whose fair market value, either individually or collectively, was equal to at least 80% of our net assets (excluding the deferred non-accountable expense allowance and the deferred portion of the underwriting discount held in trust for the benefit of the underwriters) at the time of such business combination.

These provisions were eliminated as of March 5, 2009.

•      We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination.  However,  we may continue to seek to acquire operating businesses whether or not they are located in China or involve the healthcare industry.  In order to fund ongoing operations, including the cost of continuing to remain a public operating company and to pursue acquisitions, we will need additional capital.  Any such additional financing may involve existing investors and/or new investors, including our officers and directors.  There are no current financings under consideration.  A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. Alternatively, we could seek to engage in a transaction solely for the purpose of  monetizing the value of our status as a public company.  Finally, if we are unable to raise additional capital and our board concludes to cause the Company to cease further activity, we may dissolve under Delaware laws.

We may seek our target business opportunities from various internal and external sources, such as personal contacts and relationships that our officers and directors have developed and maintain in the private equity and mergers and acquisition industry, as well as through relationships they have developed and maintained with various professionals, including accountants, consultants, commercial bankers, attorneys, regional brokers and other investors.

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

Risks associated with our business

We have very limited cash to fund operations

Subsequent to the Early Distribution, we have very little cash with which to operate.  Substantially all of our current assets will be applied to pay our existing liabilities.  We will need to raise additional capital to continue operations and to seek to complete any acquisition.

We may not be able to raise any additional capital or if we are able to so, the terms of such financing may be substantially dilutive to existing securities holders.  If we cannot raise any capital, we will likely dissolve without making any distributions to shareholders and all outstanding securities would be cancelled and become worthless.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we distributed the proceeds held in the trust account to our public stockholders, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors  and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Future acquisition plans uncertain

We intend to pursue the acquisition of one or more operating companies, subject to several important factors, including the availability of financing and the role and level of involvement of our current board of directors and management.  We cannot assure you that we will be able to acquire an operating business.  As an alternative, we might seek to obtain value from its status as a public shell through a sale to or combination with an operating company seeking such status as a means of  “going public.”  We cannot assure you that we will be able to obtain any value in this manner.

Since the termination of the Stock Purchase Agreement in November 2008, we have reduced our operations to maintaining our contacts in the business community and conducting informal, preliminary talks with potential acquisition candidates and others who might provide leads and referrals to potential acquisition candidates.  As of the date of the filing of this annual report, we have no arrangements in place with any acquisition candidates.

Need for additional capital

We do not currently have any specific capital-raising plans.  We may seek to issue equity securities including the reduction of the exercise price of the outstanding warrants or the issuance of preferred securities for which we may determine the rights and designations, common stock, warrants, equity rights, convertible notes and any combination of the foregoing.  Any such offering may take the form of a private placement, public offering, rights offering, other offering or any combination of the foregoing at fixed or variable market prices or discounts to prevailing market prices.  We cannot assure you that we will be able to raise sufficient capital on favorable, or any, terms.  We believe that the issuance of equity securities in such a private financing will not be subject to stockholder approval as our common stock is listed on a national stock exchange.  Accordingly, you may not be entitled to vote on any future financing by us.

If we are deemed to be a “blank check company” for the purposes of the federal securities laws, regulatory restrictions may apply to any future public offerings by us.  For more information, see  the section below entitled “ — Potential Application of Rule 419 under the Securities Act to Future Public Offerings.”

Status as “Shell Company” under the Federal Securities Laws

We are a “shell company” under the federal securities laws.  A “shell company” is a public reporting company that has no or nominal assets (other than cash), and no or nominal operations.  Shell companies are subject to certain special rules under the federal securities laws, including:

•	specific disclosure requirements on Form 8-K upon the consummation of a transaction that effects a change in control or changes the shell company into a non-shell company;

•
limitations in the use of certain short-form registration statements under the Securities Act while a shell company, including Form S-8 registration statements used in connection with employee benefit plans;

•	ineligibility for certain streamlined procedures and publicity rules in connection with public offerings while a shell company and for a period of three years thereafter; and

•	unavailability of the resale provision of Rule 144 of the Securities Act until one year following the Form 8-K disclosure described above.

In addition, we may be deemed a “blank check company” under federal securities laws, which could result in restrictions on any future public offerings of our securities, as further described below.

Potential application of Rule 419 under the Securities Act to future public offerings

We may be deemed a “blank check company” for the purposes of Rule 419 promulgated under the Securities Act of 1933 (the “Securities Act”). Rule 419 imposes strict restrictions on the handling of the proceeds received, and securities issued, in an offering registered under the Securities Act by a “blank check company” as defined in Rule 419, including a mandatory escrow of the offering proceeds, a process of stockholder “reconfirmation” when a business combination is announced and a ban on the trading of the securities sold pending the consummation of a business combination, which must occur within 18 months of the offering.

Rule 419 defines a “blank check company” as:

•
a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and

•	issuing “penny stock,” as defined in Rule 3a51-1 under the Securities Exchange Act of 1934 (the “Exchange Act”).

There are several bases on which exemptions from the application of Rule 419 exist, including raising capital through a private offering exempt from registration under the Securities Act, raising net proceeds in excess of $5 million in a public offering that is a firm commitment underwritten offering and raising capital in a public offering in connection with the acquisition of an identified company. Although we intend to conduct any future capital raising in a manner that is exempt from Rule 419, there can be no assurances that any future capital raising transactions will qualify for such an exemption.

Delisting from NYSE ALTERNEXT

Prior to March 5, 2009, our outstanding common stock and warrants were traded on NYSE ALTERNEXT.  Our common stock and warrants were removed from listing on the NYSE ALTERNEXT on March 5, 2009.  As a result there is no liquidity in our shares of common stock and very limited liquidity in our warrants.  NYSE ALTERNEXT filed a Form 15 that purported to deregister our shares of common stock and our warrants on June 7, 2009 and June 4, 2009 respectively.  We believe that such deregisteration will occur automatically unless we have share holders of record or warrant holders of record of at least 300.

Status of outstanding warrants;  Effect on future capital raising

It is our position that the warrants will become exercisable upon the consummation of any future business combination (subject to an effective registration statement with respect to the shares of common stock underlying the warrants being in effect at such time). Outstanding warrants may adversely affect our ability to attract new investors or otherwise obtain financing and may make it more difficult to effect future acquisitions.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share and 1,000,000 shares of preferred stock, par value $.0001 per share. Although we have no commitments as of the date of this Report to issue any securities, we may issue a substantial number of additional shares of our common stock or preferred stock or a combination of both, including through convertible debt securities, to complete a business combination. The issuance of additional shares of our common stock including upon conversion of any debt securities:

•	may significantly dilute the equity interest of investors in this company;

•
will likely cause a change in control if a substantial number of our shares of common stock or voting preferred are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and may also result in the resignation or removal of our present officers and directors;

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

•
may hinder our ability to obtain additional financing, if necessary, to the extent any debt securities contain covenants restricting our ability to obtain additional financing while such security is outstanding, or to the extent our existing leverage discourages other potential investors.

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

Our common stock has become subject to the SEC’s penny stock rules, therefore, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock become subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended.  We currently have net tangible assets  of less  than $5,000,000 and our common stock has a price of less than $5.00 per share.  Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

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

At the time of any initial business combination, we may not be able to acquire more than one target business because of various factors, including insufficient financing or the difficulties involved in consummating the contemporaneous acquisition of more than one operating company; therefore, it is probable that we will have the ability to complete a business combination with only a single operating business, which may have only a limited number of products or services. The resulting lack of diversification may:

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

Our existing stockholders, including our officers, directors and special advisor, will collectively own approximately 100% of our issued and outstanding shares of common stock. Therefore, their vote will control the outcome of any vote put to the stockholders.

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

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to raise capital or to effect a business combination.

To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and  outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of a target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings. The outstanding warrants may also adversely affect our ability to raise additional capital.

Actions taken and expenses incurred by our officers and directors on our behalf will generally not be subject to “independent” review.

Each of our directors owns shares of our common stock and, they receive reimbursement for out-of -pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of -pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Although we believe that all actions taken by our directors on our behalf have been and will continue to be in our best interests, we cannot assure you that this will be the case. If actions are taken, or expenses are incurred that are not in our best interests, it could have a material adverse effect on our business and operations and the price of our stock held by the public stockholders.

Risks associated with companies with operations primarily in China.

   We have no arrangements to acquire a company with operations in China.  However, our management  continues to seek acquisition targets in China. For this reason we discuss certain of the risks of acquiring such a company.

Economic, political, social and other factors in China may adversely affect our ability to acquire one or more operating businesses with operations primarily in China.

   Our ability to acquire a company with operations in China may be adversely affected by economic, political, social and religious factors, changes in Chinese law or regulations and the status of China’s relations with other countries. In addition, the economy of China may differ favorably or unfavorably from the U.S. economy in such respects as the growth rate of its gross domestic product, the rate of inflation, capital reinvestment, resource self-sufficiency and balance of payments position. The Chinese economy differs from the economies of most developed countries in many respects, including:

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

            Following a business combination with a company with operations in China, we will be subject to the PRC’s rules and regulations on currency conversion. In the PRC, the State Administration for Foreign Exchange (SAFE) regulates the conversion of Renminbi into foreign currencies. Currently, foreign investment enterprises (FIEs) are required to apply to the SAFE for “Foreign Exchange Registration Certificates for FIEs.” Following a business combination, we will likely be an FIE as a result of our business structure. FIEs holding such registration certificates, which must be renewed annually, are allowed to open foreign currency accounts, including a “basic account” and “capital account.” Currency translation within the scope of the “basic account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. However, conversion of currency in the “capital account” including capital items such as direct investment, loans and securities, still require approval of the SAFE. We cannot assure you that the PRC regulatory authorities will not impose further restrictions on the convertibility of the Renminbi. Any future restrictions on currency exchanges may limit our ability to use our cash flow for the distribution of dividends to our shareholders or to fund operations we may have outside of the PRC.

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

ITEM 3.          LEGAL PROCEEDINGS

           None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of our shareholders in 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERPURCHASES OF EQUITY SECURITIES

Market Price Information

           The shares of our common stock, warrants and units are traded on the NYSE Alternext, under the symbols “CHM,” “CHM.WS” and “CHM.U,” respectively. Each of our units consists of one share of our common stock and two warrants. Our common stock and warrants commenced to trade separately from our units on May 29, 2007. However, transactions in our units continue to occur on the NYSE Alternext.

           The following table sets forth, for the calendar quarters indicated, the quarterly high and low sale prices for our common stock, warrants and units as reported on the NYSE Alternext.

	Common Stock		Warrants		Units
	(CHM)		(CHM.WS)		(CHM.U)
Quarter Ended	High	Low	High	Low	High	Low
2007
Second Quarter	$5.60	$5.40	$0.79	$0.45	$6.80	$5.94
Third Quarter	$5.83	$5.83	$0.63	$0.27	$6.65	$6.00
Fourth Quarter	$5.95	$5.40	$0.66	$0.30	$6.60	$6.00
2008
First Quarter	$5.65	$5.45	$0.30	$0.15	$6.05	$5.76
Second Quarter	$5.75	$5.57	$0.22	$0.15	$6.05	$5.60
Third Quarter	$5.80	$4.92	$0.30	$0.15	$6.16	$5.50
Fourth Quarter	$5.82	$5.20	$0.15	$0.00	$5.70	$4.95

Number of Holders of Securities

           The number of holders of record on December 31, 2008 of our common stock was nine, of our warrants was two, and our units was one, which amount does not include beneficial owners of securities.

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

ITEM 6.          SELECTED FINANCIAL DATA

Results of Operations

           The following tables sets forth selected historical financial information derived from our audited consolidated financial statements included elsewhere in this report for 2008 and for the periods from June 7, 2006 (inception) to December 31, 2008 and  as of December 31, 2008 and 2007. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements including the notes thereto, included elsewhere in this report.

Statement of Operations Information:

			Period from
			June 7, 2006
			(inception) to
	Year Ended	Year Ended	December 31, 2008
	December 31, 2008	December 31,2007	(Cumulative)

Interest Income	$783,952	$1,799,469	$2,583,421
Formation and Operating Cost	900,526	404,396	1,307,922

Income (Loss)	$(116,574)	$1,395,073	$1,275,499
Provision for Income Tax	2,260	476,863	479,123

Net Income (Loss)	$(118,834)	$918,210	$796,376

Net income (loss) per share Basic and diluted	$(0.01)	$0.11	$0.09

Weighted average shares outstanding Basic and diluted	11,876,555	8,724,297	8,660,477

Balance Sheet Information:

	As of	As of
	December 31, 2008	December 31, 2007

Cash	$801,965	$850,870
Investments held in trust	$57,514,171	$57,489,612
Prepaid expense	$33,712	$51,375
Prepaid income tax	$55,000	$-
Fixed assets net of depreciation	$4,674	$4,744
Total assets	$58,409,522	$58,396,601
Deferred underwriting fees	$2,133,867	$2,133,867
Total liabilities	$2,359,209	$2,376,832
Common Stock and interest subject to possible conversion	$11,178,643	$11,029,265

Stockholders’ equity	$44,871,670	$44,990,504

Quarterly Results of Operations

     The following table sets forth unaudited operating data for each quarter of 2008. This quarterly information was prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflects all significant adjustments (consisting primarily of normal recurring adjustments) necessary for a fair presentation of results of operations for the periods presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net income (loss)	$15,880	$40,775	$(15,183)	$(160,306)
Basic and diluted income (loss) per share	$0.00	$0.00	$0.00	$(0.01)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes and schedules thereto included in this Report.

           We were formed on June 7, 2006, for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition or other similar business combination, an operating business with operations primarily in the People’s Republic of China.  Prior to the Early Distribution in March 2009, our initial business combination was required to be with a target business whose fair market value is at least equal to 80% of our net assets (excluding the deferred underwriting compensation held in trust) at the time of such acquisition. We intended  to use cash derived from the proceeds of our initial public offering and private placement, our capital stock, debt or a combination of cash, capital stock and debt, to effect such business combination.  As noted elsewhere herein, we distributed substantially all of our assets in the Early Distribution and amended and restated our certificate of incorporation to remove, among other things, the provision limiting the types of acquisitions we could pursue.

           We were actively searching for a suitable business combination candidate and conducted due diligence and had discussions with several potential target businesses. We currently have not entered into any definitive agreements with any potential target businesses. We will continue to meet with target companies, service professionals and other intermediaries to discuss our company, the background of our management and our combination preferences.

On August 6, 2008, the Company and Europe Asia Huadu Environment Pte., Ltd., TeamBest International Limited, and Madame Wang Lahua (collectively, “Seller”) signed a definitive stock purchase agreement (“Stock Purchase Agreement”). Effective November 10, 2008, the Company and Seller mutually agreed to terminate the Stock Purchase Agreement among them.

RESULTS OF OPERATIONS

Net Income

           Net loss for 2008 was $188,834 compared to net income of $918,210 for 2007. Our initial public offering closed in April 2007 which generated the assets on which interest income was earned during 2007 and 2008. Prior to our initial public offering we had no income generating assets. Income of $783,952 for 2008 was offset by operating costs of $837,776, Delaware franchise tax of $62,750 and provision for income taxes of $2,260. Operating costs include expenses incurred in connection with due diligence on several potential candidates, including travel expenses, professional fees and other expenses.

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

           The net proceeds from the sale of the units in the initial public offering (including the over-allotment option) and the private placement were $57,307,802 after deducting offering expenses of approximately $800,000 but including the deferred non-accountable expense allowance and the deferred portion of the underwriting discounts of approximately $2,133,867. As of December 31, 2008, we had sufficient funds for our operations. All amounts held in trust were distributed on March 10, 2009 to holders of our shares of common stock that was issued in our initial public offering.  As a result, we have nominal assets.

           As of June 7, 2006, Mr. Kang lent a total of $150,000 to the Company for payment of offering expenses which was repaid without interest at closing out of offering proceeds. Upon the consummation of our initial public offering, Mr. Kang lent $150,000 to the Company which was deposited in our operating account and bears interest at a rate of 4% per year. On April 25, 2008, the loan was repaid to Jack Kang with a check in the amount of $156,000, which represents the principal and interests for the note.

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

Contractual Obligations

We do not have any long-term contractual obligations.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund were invested by the trustee only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. These funds were distributed to holders of shares issued in our public offering on March 10, 2009.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Financial statements are attached hereto beginning with page 30 in Part IV Item 15.

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

The audit report of GGK on the financial statements of the Company at May 9, 2007, December 31, 2006 and June 15, 2006 and for the period from January 1, 2007 to May 9, 2007, the cumulative period from June 7, 2006 (inception) to May 9, 2007, the period from June 7, 2006 (inception) to December 31, 2006, and the period from June 6, 2006 (inception) to June 15, 2006, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report on the financial statements for the period ended December 31, 2006 included a going concern explanatory paragraph.

During the period from June 7, 2006 (inception) to December 31, 2007 and through January 14, 2008, there were: (i) no disagreements between the Company and GGK on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of GGK, would have caused GGK to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

During the Company’s two most recent fiscal years ended December 31, 2006 and 2007 and through the period prior to the engagement of GPKM, the Company did not consult with GPKM on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and GPKM did not provide either a written report or oral advice to the Company that GPKM concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) any matter that was the subject of any disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

The decision to engage Goldman Parks Kurland Mohidin, LLP was approved by the audit committee of the Company’s board of directors.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

           Alwin Tan (our principal executive officer) and Steven Wang (our principal financial and accounting officer) carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based upon that evaluation, they concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified under the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and the dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and the board of directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluations of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or because of declines in the degree of compliance with the policies or procedures.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

Alwin Tan	Steven Wang
Chief Executive Officer	Chief Financial Officer

March 18, 2009

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

Not Applicable

PART III

ITEM 10.        DIRECTORS, EXECUTIVES AND CORPORATE GOVERNANCE

MANAGEMENT

Our current directors, executive officers and special advisor are as follows:

Name	Age	Position
Jack Kang (1)	52	Chairman of the Board

Alwin Tan (1)	70	Chief Executive Officer, President and Director

Steven Wang	62	Chief Financial Officer and Treasurer

Mark Tan	41	Vice President and Secretary

James Ma (2)	56	Director

Ron Harrod (2)	78	Director

Richard Prins (3)	51	Director

Stanley Chang	67	Special Advisor

(1)         Class III Term Expiring in 2011
(2)         Class II Term Expiring in 2010
(3)         Class I Term Expiring in 2012

The Board of Directors has determined that, James Ma, Ron Harrod and Richard Prins are independent directors within the meaning set forth in the listing standards of NYSE ALTERNEXT.

Board of Directors

Jack Kang has been our Chairman of the Board since our inception on June 7, 2006. Mr. Kang’s Chinese name is Jian Kang. Mr. Kang has been the Chief Executive Officer and Director of Searainbow Holding Corp. since 1997. It is a China Listed company (Shenzhen Index) with a market value of about $960 million (Stock code: 000503). Currently, Searainbow’s businesses mainly involve medical e-commerce and digital entertainment. The medical e-commerce sector mainly focuses on (a) public bidding and procurement of drugs and medical instruments determined and organized by local governments and administrative departments; (b) electronic pharmaceutical and medical instruments exchange markets conducted by enterprises; (c) e-government service; and (d) medical service, data service and various other value-added services including member services, online advertising, search engines, sales promotions, and technology services. He received a Bachelor’s Degree in Economics from RENMIN University of China in 1982 and is a member of the National Committee of the Chinese People’s Political Consultative Conference and a Visiting Professor of RENMIN University of China.

Alwin Tan has been our Chief Executive Officer, President and a Director since our inception on June 7, 2006. Mr. Tan has over 30 years experience in private equity, mergers and acquisitions. He was a consultant to Amphastar Pharmaceuticals, Inc. (1998-2004), a privately held specialty pharmaceutical company in Rancho Cucamonga, California that develops, manufactures, markets, and sells generic and proprietary injectable and inhalation products. From 1998 to 2003, Mr. Tan was a Director and Secretary of International Medication System Limited, a specialty pharmaceutical company currently wholly owned by Amphaster Pharmaceuticals that develops, manufactures, markets, and sells generic and proprietary products in El Monte, California. He was the President and Chief Executive Officer of Ameribankers Corp. from 1995 to 2002, which was a privately owned consulting firm that assisted clients in all areas of strategic planning. From 1992-1994, Mr. Tan was a consultant to the State Planning Commission of the People’s Republic of China. Tan received his LL.B. in 1967 and his J.D. in 1969 from the University of Iowa. He received a B.A. from Walla Walla College in 1963. Alwin Tan is Mark Tan’s father.

 James Ma has been our Director since our inception on June 7, 2006. Mr. Ma is presently the Chief Executive Officer and President of SIUI America, Inc., his privately held technology-driven medical ultrasound company located in the Silicon Valley, California since 1999. His company has a subsidiary, Sonic Systems Co., which does business in Hong Kong and China. Mr. Ma holds an MBA and BBA from the University of Iowa and has completed a number of engineering research and training programs in Hong Kong and China.

Ron Harrod has been our Director since his election and appointment on January 24, 2008.  He was also named to the Audit Committee of the Board.  He had been our Special Advisor since our inception on June 7, 2006.   Mr. Harrod has over five decades of experience in all phases of investment and financial management. He has been a registered Principal of WBB Securities LLC since 2001. From 1989 through 2001, Mr. Harrod was a Principal of Securities of America, Inc. Mr. Harrod attended the University of Southern California and University of California Long Beach, earning a BA degree.

Richard Prins has been a director since March 5, 2009.  He was the Director of Investment Banking for Ferris, Baker Watts, Inc. (“FBW”) from 1996 until June of 2008 when FBW was acquired by Royal Bank of Canada.  At FBW, he managed all of the firm's industry groups and product offerings including public offerings, mergers and acquisitions, private placements, restructurings, as well as other corporate advisory services.  He was also responsible for executing a variety of transactions.  Mr. Prins has 25 years of experience in all aspects of corporate finance and has participated directly in more than 150 transactions with both private and public companies across a number of industries in North America and Asia. Mr. Prins is currently a special consultant to Royal Bank of Canada Capital Markets.  Prior to FBW, Mr. Prins was a Managing Director for 8 years at Crestar Bank (now SunTrust Bank) in charge of Mergers and Acquisitions. Mr. Prins began his career as the Assistant to the Chairman of the leverage buyout company, Tuscarora Corporation.  He currently serves on the Board of Directors of India Globalization Capital and Amphastar Pharmaceuticals. He also serves on the Board of Advancing Native Missions and on the Board of Hope Foundation, a non-profit organization.  Mr. Prins received a B.A. in liberal arts from Colgate University and an M.B.A. from Oral Roberts University.

Executive Officers

Mark Tan has been our Vice President for Strategic Planning and Secretary since our inception on June 7, 2006. Mr. Tan is an experienced business development and strategy professional. He has extensive experience in the wireless and telecom industry, has held leadership roles in both start-up and larger corporate environments, and has significant experience providing financial and management consulting advice to Fortune 500 companies. Mr. Tan was formerly the West Region Director of the Strategy and Technology Group for inCode Telecom. In this capacity, he provided strategic and technology consulting advice to the wireless industry, and consulted for technology clients in various parts of Asia, including Singapore, China, and South Korea. Prior to inCode, Mr. Tan worked at Epinions.com (1999-2001), where he managed strategic partnerships and led business development activities. From 1997 to 1999, he was the Assistant Vice President for Marketing and Business Development for GoAmerica Communications. In this capacity, he negotiated strategic partnerships and established relationships with content providers, device manufacturers, channel partners, application developers, and network carriers. From 1996 to 1997, Mr. Tan was a Business Manager at Qualcomm where he managed CDMA infrastructure business opportunities throughout Southeast Asia. From 1990 to 1994, he worked in the Merger & Acquisitions and Financial Advisory Group at Coopers & Lybrand where he performed financial and strategic analyses of companies involved in mergers and acquisitions and other strategic transactions, divestitures, leveraged buyouts, recapitalizations, and bankruptcies. Mark Tan holds a BS in Economics from the University of California at Los Angeles and an MBA with an emphasis in Marketing and Corporate Strategy from the University of Michigan. Mark Tan is Alwin Tan’s son.

Steven Wang has been our Chief Financial Officer and Treasurer since our inception on June 7, 2006. He served as our Director from our inception until his resignation on January 24, 2008.  Mr. Wang’s Chinese name is Shixian Wang. From 1993 to the present, he has been the President of Cosmos Machinery Corp., a consulting firm, involved in media planning, trading of machinery/equipment, and environmental projects and internet start-ups. In addition, he was a sales consultant from January 2005 to December 2005 at Allied Masonry and Construction, Inc. and from January 2006 to May 2006 at Quality Pre-Cast Company, in each case, on a part-time basis. From 1989 to 1992, he was the Chief Financial Officer of Sher Corporation, a privately-held real estate development company. He attended Shanghai Teachers University, Graduate School of China Academy of Sciences and Cal State LA, School of Business. He received his MSBA from Cal State Northridge in 1986, with emphasis on Accountancy.

Executive officers are appointed by and serve at the pleasure of the Board of Directors.

Special Advisor

Stanley Chang has been our Special Advisor since our inception on June 7, 2006. Dr. Chang has been the President of Megaspace Corp. since 1994 which is a sales agent for many petrochemical equipment manufacturers around the world including Air Products and Chemicals, Coek Engineering N.V., Ellett Industries, FES, Foster-Wheeler, Fisher-Klosterman, JND, Nowata Fitration, Struthers-Wells, Uraca, Vicarb. Dr. Chang was the Vice President and Director of Ameribankers Corp. from 1995 to 2000. Dr. Chang received a Ph.D. from Stony Brook University, MSME from Syracuse University and BSME from National Cheng Kung University, Taiwan.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file. To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during the year ended December 31, 2007, our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements, other than James Ma who did not timely file a Form 4 with respect to the acquisition  of 3,000 units.

GOVERNANCE

Board Meetings and Committees

The Board met on three occasions during the year ended December 31, 2008.  Except for Larry Liou who resigned earlier this year, each director attended at least 75% of the aggregate of (i) the total number of meetings of the Board; and (ii) the total number of meetings held by all committees of the Board on which he served. There is one committee of the Board: the Audit Committee.

Each director is expected to make reasonable efforts to attend Board meetings, committee meetings of which such director is a member and the annual meeting of Shareholders.

Director Independence

Applicable NYSE ALTERNEXT rules would require that at least 50% of our Board of Directors be independent.  Our Board of Directors considers each of the directors to be independent as defined by applicable NYSE ALTERNEXT rules, with the exceptions of Messrs. Kang and Tan.  In making this determination our Board of Directors has concluded that none of the independent directors has a relationship, that in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Audit Committee

The current members of the Audit Committee are James Ma and Ron Harrod.  The Audit Committee is governed by a charter, which was adopted on July 11, 2006.  A copy of the charter was previously filed with the Securities and Exchange Commission as an exhibit to our registration statement (File 333-135705).

The Board has determined that Audit Committee member Ron Harrod satisfies NYSE ALTERNEXT's definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the Securities and Exchange Commission.

Report of the Audit Committee

The Audit Committee assists the Board of Directors in fulfilling its responsibility for oversight of the Company’s financial and accounting operations. Each member of the Audit Committee meets the criteria for being “independent” set forth under NYSE ALTERNEXT US LLC Company Guide Sec. 803. During the fiscal year ended December 31, 2008, the Committee met once.

In discharging its responsibility for oversight of the audit process, the Audit Committee obtained from the independent auditors, Goldman Parks Kurland Mohidin, LLP, a formal written statement describing any relationships between the auditors and the Company that might bear on the auditors' independence consistent with the Independent Standards Board Standard No. 1, “Independence Discussions with Audit Committees,” and discussed with the auditors any relationships that might impact the auditors' objectivity and independence and satisfied itself as to the auditors' independence.

The Committee discussed and reviewed with the independent auditors the communications required by generally accepted auditing standards, including those described in Statement on Auditing Standards No. 61, as amended, “Communication with Audit Committees” and discussed and reviewed the results of the independent auditors' examination of the financial statements for the fiscal year ended December 31, 2008.

The Committee reviewed the audited financial statements of the Company as of and for the fiscal year ended December 31, 2008, with management and the independent auditors. Management has the responsibility for preparation of the Company's financial statements and the independent auditors have the responsibility for examination of those statements. Based upon the above-mentioned review and discussions with management and the independent auditors, the Committee recommended to the Board that the Company's audited financial statements be included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, for filing with the SEC.

Nominating and Corporate Governance Committee

Prior to the formation of a nominating committee, a majority of independent directors shall select, or recommend to the full Board for selection, all nominees to the Board.

The Board of Directors will consider as potential nominees persons recommended by shareholders. Recommendations should be submitted to the Secretary, China Healthcare Acquisition Corp., 1233 Encino Drive, Pasadena, CA 91108. Each recommendation should include a personal biography of the suggested nominee, an indication of the background or experience that qualifies the person for consideration and a statement that the person has agreed to serve if nominated and elected.

The Board of Directors does not have a nominating charter and has used an informal process to identify potential candidates for nomination as directors.  Candidates for nomination have been recommended by an executive officer or director.  Our chief executive officer recommended Mr. Prins for nomination.  The Board of Directors has not adopted specific minimum qualifications that it believes must be met by a person if recommended for nomination as a director.  In evaluating candidates for nomination, the Board of Directors will consider the factors it believes to be appropriate.  These factors would generally include the candidate's personal and professional integrity, business judgment, relevant experience and skills and the potential to be an effective director in conjunction with the rest of the Board of Directors in collectively serving the long-term interests of our shareholders.  The Board of Directors has not to date retained a third party search firm although it has the authority to do so.  The Board of Directors does not evaluate potential nominees for director differently based on whether they are recommended by a shareholder.

Compensation Committee

Prior to the formation of a compensation committee, a majority of independent directors shall determine, or recommend to the full Board for determination, the compensation to be paid to our executive officers, to the extent that our executive officers are entitled to receive compensation.

Compensation of Directors

We do not provide cash or other compensation to our directors for their services as members of the Board or for attendance at Board or committee meetings. However, our directors will be reimbursed for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Communications with Directors

Shareholders may send communications to members of our Board of Directors who serve on the Audit Committee by sending a letter addressed to Secretary, China Healthcare Acquisition Corp., 1233 Encino Drive, Pasadena, CA 91108.

Code of Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws and the rules of NYSE ALTERNEXT. The Code is available on our corporate website at www.chacq.com and may also be requested in print, without charge, by writing to: China Healthcare Acquisition Corp., 1233 Encino Drive, Pasadena, CA 91108, Attn: Corporate Secretary.

     The information required by this item regarding our Audit Committee is incorporated by reference to the DEF 14A Proxy Statement under the caption “Management of the Company — Board Committees — Audit Committee.”

ITEM 11.        EXECUTIVE COMPENSATION

None of our executive officers or directors has to date received any cash compensation for services rendered.  Since April 19, 2007 (the effective date of the registration statement for our initial public offering), we have paid NCIL, an affiliate of Alwin Tan, a fee of $5,000 per month for providing us with certain limited administrative, technical and secretarial services, as well as the use of certain limited office space.  This arrangement is solely for our benefit and is not intended to provide Mr. Alwin Tan compensation in lieu of a salary. No other executive officer or director has a relationship with or interest in NCIL.

Other than this $5,000 per month fee, no compensation of any kind, including finder’s and consulting fees, has been or will be paid to any of our initial stockholders, our officers or directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination.  However, our initial stockholders and their affiliates have been and will be reimbursed for out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Other than the agreement with NCIL, there are no current agreements or understandings with any of our existing stockholders or any of their respective affiliates with respect to the payment of compensation of any kind subsequent to a business combination. However, there can be no assurance that such agreements may not be negotiated in connection with, or subsequent to, a business combination.

Equity Compensation Plan Information

Currently, we do not maintain any compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Outstanding Equity Awards At Fiscal Year-end

There were no outstanding equity awards at fiscal year-end.

Option Exercises and Stock Vested

There have been no exercises of stock options, SARs or similar instruments, or vesting of stock, including restricted stock, restricted stock units or similar instruments, during fiscal year 2008 by any named executive officer.

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Defined Contribution and Other Nonqualified  Deferred Compensation Plans

We do not maintain any non-qualified defined contribution or deferred compensation plans.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 15, 2009, certain information regarding beneficial ownership of our common stock by each person who is known by us to beneficially own more than 5% of our common stock. The table also identifies the stock ownership of each of our directors, each of our officers, and all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Common Stock
Jack Kang(2)	1,035,300	48.72%
Alwin Tan(3)	1,035,300	48.72%
Steven Wang	21,250	1.0%
Mark Tan	21,250	1.0%
James Ma(4)	4,250	*
Ron Harrod	1,700	*
Richard Prins		*
All directors and executive officers as a group (7 individuals)	2,119,050	99.72%

* Less than 1%

(1)    Unless otherwise indicated, the business address of each of the individuals is 1233 Encino Drive, Pasadena, CA 91108.

(2)    Excludes 3,000,000 shares issuable upon exercise of warrants issued in the Private Placement (See "CertainRelationships and Related Transactions").

(3)    Excludes 9,800 shares issuable upon exercise of warrants that are not exercisable within 60 days.

(4)    Excludes 6,000 shares issuable upon exercise of warrants that are not exercisable within 60 days.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On June 7, 2006, we issued 2,500,000 shares for an aggregate consideration of $25,000 in cash, at an average purchase price of approximately $.01 per share. In January, 2007, 375,000 of the shares were surrendered. The following chart shows the ownership resulting from these transactions:

	Number of
Name	Shares	Relationship to Us

Jack Kang	1,035,300	Chairman of the Board
Alwin Tan	1,035,300	Chief Executive Officer, President and Director
Steven Wang	21,250	Chief Financial Officer and Treasurer
Mark Tan	21,250	Vice President and Secretary
Larry Liou	4,250	Former Director (resigned May 28, 2008)
James Ma	4,250	Director
Stanley Chang	1,700	Special Advisor
Ron Harrod	1,700	Director (Special Advisor in 2007)

Since April 19, 2007 (the effective date of the registration statement for our initial public offering), we have paid NCIL, an affiliate of Alwin Tan, a fee of $5,000 per month for providing us with certain limited administrative, technical and secretarial services, as well as the use of certain limited office space.

     On April 25, 2007, our IPO of 8,500,000 units of the Company was consummated. Immediately prior to the IPO, we completed a private placement to our Chairman of 3,000,000 warrants, generating gross proceeds of $1,500,000.

At the closing of our IPO, our Chairman loaned $150,000 to us at an interest rate of 4% per year.  As of the fiscal year ended December 31, 2007, $150,000 of principal was outstanding and $6,000 in interest had accrued.  On April 25, 2008, the Company repaid all of the outstanding principal and accrued interest ($156,000).

The stockholders who purchased their shares prior to our initial public offering waived their respective rights to participate in any liquidation distribution occurring upon our failure to consummate a business combination, but only with respect to those shares of common stock acquired by them prior to the IPO. Therefore, these shareholders received no distributions in respect of the Early Distribution paid on March 10, 2009.

See also "Executive Compensation."

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services provided by GPKM totaled $38,250 through December 31, 2008, including fees associated with the audit of our annual financial statements for the fiscal year ended December 31, 2007 and a retainer.

Audit Related Fees

Other than the fees described under the caption “Audit Fees” above, GPKM did not bill any fees for services rendered to us during the fiscal year ended December 31, 2007 for assurance and related services in connection with the audit or review of our financial statements.

Tax Fees

Fees for tax services provided by GPKM totaled $2,250.00 during the fiscal year ended December 31, 2008.

All  Other Fees

There were no other fees billed by GPKM for other professional services rendered during the fiscal year ended December 31, 2008.

Pre-Approval of Services

All audit and non-audit services to be performed by the Company's independent accountant must be approved in advance by the Audit Committee. The Audit Committee may delegate to one member of the committee the authority to grant pre-approvals with respect to non-audit services. For audit services, each year the independent accountant provides the Audit Committee with an engagement letter outlining the scope of proposed audit services to be performed during the year, which must be formally accepted by the Committee before the audit commences. The independent accountant also submits an audit services fee proposal, which also must be approved by the Committee before the audit commences.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
China Healthcare Acquisition Corp.
Pasadena, California

We have audited the balance sheet of China Healthcare Acquisition Corp. (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007.  The statements of operations, stockholders’ equity and cash flows included in the cumulative information from inception (June 7, 2006) to December 31, 2006 have been audited by other auditors whose report dated May 18, 2007 expressed an unqualified opinion on such information. All of the financial statements referred to above are the responsibility of the Company's management.  Our responsibility is to express an opinion on all of these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007. Further, in our opinion, based our audits and the report of other auditors’  referred to above, the financial statements fairly present in all material respects, the results of the Company’s operations and cash flows  for the period from inception (June 7, 2006) to December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 8, the Company announced that its stockholders voted in favor of a charter amendment to allow the early distribution of the Company’s trust fund for the benefit of its public stockholders of record as of march 5, 2009.  This vote had the automatic effect of immediately canceling all shares issued in the Company’s initial public offering and converting them into rights to receive a pro rata share of the trust fund distribution.  Accordingly, on March 10, 2009, the Company distributed all the funds in the trust fund to the public stockholders.

Goldman Parks Kurland Mohidin

Encino, California
March 13, 2009

Item 1. Financial Statements

CHINA HEALTHCARE ACQUISITION CORP.
(a development stage company)
Balance Sheets

	December 31, 2008	December 31, 2007

ASSETS
Current Assets
Cash	$801,965	$850,870
Cash in Trust	57,514,171	57,489,612
Prepaid expense	33,712	51,375
Prepaid federal income tax	55,000	─
Total Current Assets	58,404,848	58,391,857

Fixed Asset Net of Depreciation	4,674	4,744

TOTAL ASSETS	$58,409,522	$58,396,601

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$43,998	$9,381
Due to stockholder	168,794	4,245
Deferred underwriting fees	2,133,867	2,133,867
Taxes Payable	12,550	79,339
Notes payable to stockholder	─	150,000

TOTAL LIABILITIES	2,359,209	2,376,832

Common stock, subject to possible redemption, 1,949,335 shares at redemption value, and interest subject to possible redemption	11,178,643	11,029,265

COMMITMENTS

STOCKHOLDERS' EQUITY
Preferred stock ─ $.0001 par value; 1,000,000 authorized; 0 issued and outstanding	─	─
Common stock ─ $.0001 par value; 50,000,000 shares authorized; 11,876,555 issued and outstanding (which include 1,949,335 shares subject to possible redemption)	1,188	1,188
Additional paid-in capital	44,074,106	44,074,106
Income accumulated during the development stage	796,376	915,210

TOTAL SHAREHOLDERS' EQUITY	44,871,670	44,990,504

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$58,409,522	$58,396,601

See notes to financial statements.

CHINA HEALTHCARE ACQUISITION CORP.
(a development stage company)
Statements of Operations

			Period from
			June 7, 2006
	Year Ended	Year Ended	(inception) to December 31, 2008
	December 31, 2008	December 31, 2007	(Cumulative)
Interest Income	$783,952	$1,799,469	$2,583,421

Formation and operating costs	837,776	340,450	1,181,226
Delaware franchise tax	62,750	63,946	126,696

Income before provision for income taxes	(116,574)	1,395,073	1,275,499

Provision for income taxes	2,260	476,863	479,123

Net income	$(118,834)	$918,210	$796,376
Net income per share (basic and diluted)	$ (0.01)	$0.11	$0.09

Weighted average number of shares outstanding (basic and diluted)	11,876,555	8,724,297	8,660,477

See notes to financial statements.

CHINA HEALTHCARE ACQUISITION CORP.
(a development stage company)
Statement of Stockholders' Equity

For the period from June 7, 2006 (inception) to December 31, 2008

				Income (deficit)
	Common Stock		Additional	accumulated during the	Total Stockholders'
	Shares	Amount	paid-in Capital	development stage	Equity

Issuance of common stock to founders and insiders on June 7, 2006 at $.01 per share	2,500,000	$250	$24,750	$ ─	$25,000
Net Loss				(3,000)	(3,000)
Balance at December 31, 2006	2,500,000	250	24,750	(3,000)	22,000
Surrender and cancellation of 375,000 shares of common stock by initial stockholders on January 24, 2007	(375,000)	(37)	37	─	─
Sale of 3,000,000 private placement warrants to the Chairman of the Board of Directors on April 25, 2007	─	─	1,500,000	─	1,500,000
Sale of 8,500,000 units, net of underwriters discount and offering expenses (1,699,150 shares subject to possible redemption) on April 25, 2007	8,500,000	850	46,407,199	─	46,408,049
Proceeds from issuance of underwriter's option	─	─	100	─	100
Sale of 1,251,555 units, underwriter's over- allotment option, net of underwriter's discount (250,185 shares subject to possible redemption) on May 9, 2007	1,251,555	125	7,171,285	─	7,171,410
Proceeds subject to possible redemption of 1,949,335 shares	─	─	(11,029,265)	─	(11,029,265)
Net income for the year ended December 31, 2007	─	─	─	918,210	918,210
Balance at December 31, 2007	11,876,555	$1,188	$44,074,106	$915,210	$44,990,504

Net loss for the year ended December 31, 2008	─	─	─	(118,834)	(118,834)
Balance at December 31, 2008	11,876,555	$1,188	$44,074,106	$796,376	$44,871,670

See notes to financial statements.

CHINA HEALTHCARE ACQUISITION CORP.
(a development stage company)
Statements of Cash Flows

			Period from
			June 7, 2006
			(inception) to
	Year Ended	Year Ended	December 31, 2008
	December 31, 2008	December 31, 2007	(cumulative)
Cash flows from operating activities:
Net income	$(118,834)	$918,210	$796,376
Adjustments to reconcile net income to
net cash used in operating activities:
Depreciation	2,211	200	2,411
Changes in:
Accrued expenses	34,617	9,381	43,998
Tax payable	(121,789)	79,339	(42,450)
Prepaid expense	17,663	(51,375)	(33,712)
Interest earned on investment held in Trust Account	(919,202)	(1,784,998)	(2,704,200)
Interest subject to possible redemption	149,378	─	149,378

Net cash used in operating activities:	(955,956)	(829,243)	(1,788,199)

Cash flows from investing activities:
Cash held in Trust fund	─	(57,307,802)	(57,307,802)
Disbursements from trust account	894,643	1,603,188	2,497,831
Purchase fixed asset	(2,141)	(4,944)	(7,085)

Net cash provided by (used in) investing activities:	892,502	(55,709,558)	(54,817,056)

Cash flows from financing activities:
Gross proceeds from issuance of common stock	─	58,509,330	58,534,330
Gross proceeds from issuance of warrants	─	1,500,000	1,500,000
Proceeds from underwriter's purchase option	─	100	100
Payment (to) Proceeds from stockholder's note payable	(150,000)	150,000	150,000
Increase (Decrease) in due to stockholder		(150,000)	(150,000)
Payment of costs of public offering	─	(2,673,353)	(2,796,004)
Advance from shareholders	164,549	4,245	168,794

Net cash provided by financing activities:	14,549	57,340,322	57,407,220

Net increase in cash	(48,905)	801,521	801,965
Beginning balance	850,870	49,349	─

Ending balance	$801,965	$850,870	$801,965

Supplemental Schedule of Non Cash Financing Activities:
Accruals of deferred underwriters' fees	$2,133,867	$2,133,867	$2,133,867

See notes to financial statements.

CHINA HEALTHCARE ACQUISITION CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

Note 1 — Introduction

General

China Healthcare Acquisition Corp (“we” or the “Company”) was incorporated in Delaware on June 7, 2006, in order to serve as a vehicle for a business combination with an operating business or businesses. Our principal executive offices are located at 1233 Encino Drive, Pasadena, California 91108. Our website is www.chacq.com and our phone number is 626-568-9924.

A registration statement for our initial public offering was declared effective April 19, 2007. Our ability to commence operations was contingent upon obtaining adequate financial resources through a public offering of up to 8,500,000 units (“Units”). This Offering was consummated on April 25, 2007 and we received net proceeds of $46,448,485. Additionally on May 9, 2007, we received net proceeds of $7,171,410 from the sale of 1,251,555 Units in conjunction with the exercise of the underwriters’ over-allotment option by the underwriters. Prior to the consummation of the Offering on April 25, 2007, our Chairman of the Board of Directors purchased an aggregate of 3,000,000 warrants at $0.50 per warrant from the Company in a private placement (the “Private Placement”). The warrants sold in the Private Placement were identical to the warrants sold in the Offering, but the Chairman waived his rights to receive any distribution on liquidation in the event the Company did not complete a business combination (as described below). The Company received net proceeds from the private placement of the warrants of $1,500,000. The Company’s management had broad discretion with respect to the specific application of the net proceeds, although substantially all of the net proceeds were intended to be generally applied toward consummating a business combination (“Business Combination”) with a business that had operations in the People's Republic of China (“PRC” or  “China”).  Upon the closing of the Offering, and the exercise of the over-allotment option by the underwriters, $57,307,802, including $2,133,867 of deferred underwriting fees, was placed in a trust account (“Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Pursuant to our certificate of incorporation, we had to consummate a Business Combination prior to April 19, 2009 (“Termination Date” ) or return the funds in the Trust Account to holders of shares purchased in our initial public offering. At December 31, 2008, the value of the Trust Account amounted to $57,514,170. The Company’s Chairman agreed that he would be personally liable under certain circumstances to ensure that the proceeds in the Trust Account (excluding interest) were not reduced by the claims of target businesses or vendors or other entities that were owed money by the Company for services rendered or contracted for or products sold to the Company. Subject to the consent of Ferris Baker Watts, this agreement was terminated by the Company and Initial Stockholders effective as of March 31, 2009 distribution of the Trust Account discussed below.  Expenses related to investigation and selection of a target company and negotiation of an agreement to effect a Business Combination were paid only from interest earned on the principal in the trust account.  Prior to the consummation of any Business Combination, the Company was required to submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering voted against the Business Combination and exercised their conversion rights described below, the Business Combination would not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), agreed to vote their founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards would no longer be applicable.

The warrants separated from the units and began to trade separately on May 29, 2007. After separation, each warrant entitled the holder to purchase one share of common stock at an exercise price of $5.00. The warrants have a life of five years after which they will expire. We have the right to redeem the warrants at $0.01 per warrant, provided the common stock has traded at a closing price of at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If we redeem the warrants, the holder will either have to exercise the warrants by purchasing our  common stock for $5.00 or sell the warrants, or the warrants will be deemed worthless. We will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such warrant shall not be entitled to exercise such warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will we be required to net cash settle the warrant exercise. Consequently, the warrants may expire unexercised and unredeemed. We have determined to classify in the warrants stockholders’ equity in accordance with the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

In addition, we sold the underwriters for $100, an option to purchase up to a total of 500,000 Units in connection with our initial public offering. This option was issued upon the closing of the Offering. The units that would be issued upon exercise of this option are identical to those offered in the Offering, except that each of the warrants underlying this option entitles the holder to purchase one share of our common stock at a price of $6.25. This option is exercisable at $7.50 per Unit commencing on the later of one year from the effective date or the consummation of a Business Combination and may be exercised on a cashless basis. The option has a life of five years from the effective date. The Company has no obligation to net cash settle the exercise of the option or the warrants underlying the option. The holder of the option will not be entitled to exercise the option or the warrants underlying the option unless a registration statement covering the securities underlying the option is effective or an exemption from registration is available. If the holder is unable to exercise the option or underlying warrants, the option or warrants, as applicable, will expire worthless.

Our efforts in identifying a prospective target business were not limited to a particular industry, although we intended to focus our efforts on cash flow positive companies that have historically generated positive earnings before interest, taxes and depreciation in the healthcare sector in China. We considered opportunities to acquire a business unrelated to the healthcare services sector. We were not limited to acquiring a company in any particular industry or type of business.

We entered into a stock purchase agreement with Europe Asia Huadu Environment Pte, Ltd., Teambest International Limited and Madame Wang Lahua (collectively “Seller”) for the purchase of all of the outstanding equity of Europe Asia Huadu Environment Pte, Ltd., a Singapore company with operations in China in the water treatment and environmental engineering industries.  Effective November 10, 2008, we and  the Seller mutually agreed to terminate the stock purchase agreement because our Board determined that it would not receive the votes of its stockholders required for the approval of the acquisition.

In addition, our Board of Directors determined that it was no longer possible for us to consummate a qualifying business combination prior to April 19, 2009.  Based on this determination, our Board of Directors concluded that it was in the best interests of stockholders to return to the holders of our shares acquired in our initial public offering all amounts held in the Trust Account as of the date of the distribution thereof.

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

 Recent Accounting Standards

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R has significantly changed the accounting for business combinations. Under SFAS 141R, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R has changed the accounting treatment for certain specific items, including:

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159) “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 became effective for the Company beginning January 1, 2008. The Company is of  the opinion that the adoption of SFAS 159 have no material effect on its financial statements.

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

           Included in the statement of operations are the management fees relating to such services. The amounts of such fees are: $60,000 for 2008; $45,000 for 2007; and, $105,000 for the period from June 7, 2006 (inception) to December 31, 2008 (cumulative).

          Our Chairman agreed to purchase, or cause its affiliate to purchase, up to $8 million of the Company’s common stock in the open market, commencing on the later of (a) ten business days after the Company files a Current Report on Form 8-K announcing a definitive agreement for an initial Business Combination or (b) 60 calendar days after the end of the restricted period under Regulation M, and ending on the business day immediately preceding the record date for the meeting of stockholders at which time such Business Combination is to be voted upon by the Company’s stockholders. Our chairman agreed to vote all such shares of common stock purchased in the open market in favor of the Company’s initial Business Combination. Such purchase would have commenced 10 business days after the date of the Current Report on Form 8-K reporting the signing of the definitive acquisition agreement and ended on the last business day preceding the record date for stockholders meeting to vote upon the acquisition. In his stead, Mr. Wu Wing Shu of Sky Rainbow Investment Ltd. agreed with Mr. Kang to purchase or cause his affiliate to purchase up to $8 million of our common stock in the open market at market prices not to exceed the per share amount held in the trust account (less taxes payable). It was contemplated that such purchase would not commence until approximately 10 business days before the record date for the stockholders meeting by which time the shareholders will have available the definitive proxy statement. Such purchases would end on the business day immediately preceding the record date for the stockholders meeting. The Company would file a Current Report on Form 8-K immediately prior to the commencement of the purchase period reporting the amount per share available upon liquidation of the trust. Shares purchased by Mr. Wu Wing Shu would not be subject to the contractual six month restriction on resale that applied to Mr. Kang's agreement.  This agreement has been terminated.

Note 7 — Income Taxes

           The Company incurred a net loss in 2008. There is no federal income tax payable. Our only taxes for State of California are the California minimum tax plus certain tax expenses related to the previous year filing. The total taxes paid to California during this period is $2,260. The components for the provisions for income taxes are:

	2008	2007
Current:
Federal taxes	$—	$476,064
State taxes	2,260	800

Total provision for income taxes	$2,260	$476,864

Note 8 — Subsequent Events

      Our board of directors has determined that it is no longer possible  for CHM to consummate a qualifying business combination prior to the Termination Date. Based upon this determination, our board of directors believes it is in the best interests of our stockholders to take the necessary actions to return to the holders of our common stock the amounts held in the Trust Account with interest (net of applicable taxes, if any) prior to the Termination Date.

      On February 20, 2009, the Company announced the setting of the record date for determining the public stockholders who are entitled to receive distributions from the Company’s trust fund established in connection with the Company’s initial public offering and into which the net proceeds of the IPO were deposited. The Company instructed its transfer agent, American Stock Transfer & Trust Company, to close its stock transfer books as of the close of business on March 5, 2009.

      The Company announced that at its annual meeting held on March 5, 2009, its stockholders voted in favor of a charter amendment to allow the early distribution of the Company’s trust fund for the benefit of its public stockholders of record as of March 5, 2009. This vote had the automatic effect of immediately canceling all shares issued in the Company’s initial public offering and converting them into rights to receive a pro rata share of the trust fund distribution, expected to be $5.89 per share. The Company’s units have separated into their component parts: two warrants and rights to receive the distribution for one share of common stock. Effective as of the close of business day, the Company’s common stock [CHM] and units [CHM-U] held by its public shareholders were no longer quoted on NYSE Alternext US and were no longer traded or tradeable. The Company’s warrants [CHM-WS] will no longer be quoted on NYSE Alternext US, but will remain outstanding in accordance with their terms, as disclosed in the Company’s definitive proxy statement dated February 4, 2009. The Company’s remaining stockholders voted to remove the blank check company restrictions from the Company’s charter, allowing the Company to continue its corporate existence beyond its scheduled termination date of April 19, 2009.

The Company set the payment date for distribution of the trust fund to holders of the Company’s shares of common stock as March 10, 2009. On that day, the Trustee of the Company’s trust fund, American Stock Transfer & Trust Company, was instructed to distribute the trust fund proceeds in accordance with its usual procedures to the record holders of the Company’s common stock as of March 5, 2009.  We believe that virtually all of the shares of the Company’s common stock are held of record in ‘street name,’ which means that the cash distributions will be sent through the securities industry clearing system to stock brokerage and other financial firms for final distribution to beneficial owners of the common stock.

Public stockholders at the close of business on March 5, 2009 received approximately $5.89 per share of common stock issued in the Company’s IPO. No payments were made with respect to any of the Company’s outstanding warrants or to any of the Company’s initial stockholders with respect to the shares owned by them prior to the IPO.

2. Financial Statement Schedule(s)

Not Applicable

3. Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K.

Number	Description
3.1(i)	Amendment to Certification of Incorporation*
3.1(ii)	Amended and Restated Certificate of Incorporation*
3.2	Amended and Restated Bylaws**
4.1	Specimen Unit Certificate**
4.2	Specimen Common Stock Certificate**
4.3	Specimen Warrant Certificate**
4.5	Form of Warrant Agreement between American Stock Transfer & Trust Company and the Registrant**
4.6	Form of Underwriters’ Purchase Option**
10.1(a)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Jack Kan**
10.1(b)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Alwin Tan**
10.1(c)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Steven Wang**
10.1(d)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Mark Tan**
10.1(e)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Larry Liou**
10.1(f)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and James Ma**
10.1(g)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Stanley Chang**
10.1(h)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Ron Harrod**
10.2	Form of Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant**
10.3	Form of Stock Escrow Agreement between the Registrant, American Stock Transfer & Trust Company and the Initial Stockholders**
10.4	Form of Letter Agreement between NCIL and the Registrant regarding administrative support**
10.5	Advance Agreement between the Registrant and Jack Kang**
10.6	Form of Registration Rights Agreement among the Registrant, the Initial Stockholders and Ferris, Baker Watts, Incorporated**
10.7	Warrants Placement Agreement**
10.8	Form of Letter Agreement between the Registrant, Jack Kang and Ferris, Baker Watts, Incorporated**
14	Code of Ethics**
24	Power of Attorney (included on signature page of this Form 10-K)*
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
*	Filed herewith

**	Incorporated by reference to the exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-135705)

Exhibit Index

3.1(i)	Amendment to Certification of Incorporation

3.1(ii)	Amended and Restated Certificate of Incorporation.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA HEALTHCARE ACQUISITION CORP.
Date: March 31, 2009	By:	/s/ Alwin Tan
Alwin Tan
Chief Executive Officer and President

	By:	/s/ Steven Wang
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

Signature	Date	Title

/s/ Alwin Tan	March 31, 2009	Director
Alwin Tan

/s/ Ron Harrod	March 31, 2009	Director
Ron Harrod

/s/ Jack Kang	March 31, 2009	Chairman of the Board of Directors
Jack Kang

/s/ James Ma	March 31, 2009	Director
James Ma