Form 10-K/A
period 2008-12-31
China Healthcare Acquisition Corp.
filed 2009-04-22
CIK 1366922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A ☑

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE:

None

CHINA HEALTHCARE ACQUISITION CORP.

ANNUAL REPORT ON FORM 10-K/A

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements, including, among others, (a) our expectations about possible business combinations, (b) our growth strategies, (c) our future financing plans, and (d) our anticipated needs for working capital. Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “approximate,” “estimate,” “believe,” “intend,” “plan,” or “project,” or the negative of these words or other variations on these words or comparable terminology. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found in this Report. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this Report generally. In light of these risks and uncertainties, the events anticipated in the forward-looking statements may or may not occur. These statements are based on current expectations and speak only as of the date of such statements. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise, except as required by applicable law and regulations.

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

On March 5, 2009, the shareholders voted in favor of an amendment to our certificate of incorporation to allow the early distribution (“Early Distribution”) of all amounts held in the Trust Account to the holders of record of the shares issued in our initial public offering as of March 5, 2009.  The vote had the automatic effect of immediately cancelling all shares issued in our initial public offering and converting such shares into rights to receive a prorate distribution from the Trust of approximately $5.89 per share.  The Company's units separated into their component parts: two warrants and a right to receive the distribution for one share of common stock.  Effective as of the close of business on March 5, 2009, the Company's common stock [CHM] and units [CHM-U] held by its public shareholders are no longer quoted on NYSE Alternext US and no longer trade or be tradeable.  The Company's warrants [CHM-WS] are no longer quoted on NYSE Alternext US, but remain outstanding in accordance with their terms, as disclosed in the Company's definitive proxy statement dated February 4, 2009.  The Company's remaining stockholders voted to remove the blank check company restrictions from the Company's charter, allowing the Company to continue its corporate existence beyond its scheduled termination date of April 19, 2009.  The payment date for distribution of the trust fund to holders of the Company's shares of common stock was March 10, 2009.

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

We have included our website address through this filing as textual references only. The information contained on our website is not incorporated into this Form 10-K/A.

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

Quarterly Results of Operations

     The following table sets forth unaudited operating data for each quarter of 2008 and 2007. This quarterly information was prepared on the same basis as our annual financial statements and, in the opinion of management, reflects all significant adjustments (consisting primarily of normal recurring adjustments) necessary for a fair presentation of results of operations for the periods presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Net income (loss)	$15,880	$40,775	$(15,183)	$(160,306)
Basic and diluted income (loss) per share	$0.00	$0.00	$0.00	$(0.01)

2007
Net income (loss)	$(7)	$248,826	$337,000	$332,689
Basic and diluted income (loss) per share	$(0.00)	$0.03	$0.03	$0.03

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

March 18, 2009

This annual report on Form 10-K/A does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K/A.

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

The Committee reviewed the audited financial statements of the Company as of and for the fiscal year ended December 31, 2008, with management and the independent auditors. Management has the responsibility for preparation of the Company's financial statements and the independent auditors have the responsibility for examination of those statements. Based upon the above-mentioned review and discussions with management and the independent auditors, the Committee recommended to the Board that the Company's audited financial statements be included in its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008, for filing with the SEC.

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
March 13, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
China Healthcare Acquisition Corp.

We have audited the accompanying statement of stockholders’ equity of China Healthcare Acquisition Corp. (a development stage company) for the period from June 7, 2006 (inception) to December 31, 2006, and the amounts included in the cumulative columns in the statements of operations and cash flows for the period from June 7, 2006 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the statement of stockholders equity of China Healthcare Acquisition Corp. for the period from June 7, 2006 (inception) to December 31, 2006, and the results of its operations and its cash flows for the period included in the cumulative columns from June 7, 2006 (inception) to December 31, 2006, in conformity with United States generally accepted accounting principles.

/s/ Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

May 18, 2007

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

2. Financial Statement Schedule(s)

Not Applicable

3. Exhibits

The following exhibits are filed as part of this Annual Report on Form 10-K/A.

Number	Description
3.1(i)	Amendment to Certification of Incorporation*
3.1(ii)	Amended and Restated Certificate of Incorporation*
3.2	Amended and Restated Bylaws**
4.1	Specimen Unit Certificate**
4.2	Specimen Common Stock Certificate**
4.3	Specimen Warrant Certificate**
4.5	Form of Warrant Agreement between American Stock Transfer & Trust Company and the Registrant**
4.6	Form of Underwriters’ Purchase Option**
10.1(a)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Jack Kan**
10.1(b)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Alwin Tan**
10.1(c)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Steven Wang**
10.1(d)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Mark Tan**
10.1(e)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Larry Liou**
10.1(f)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and James Ma**
10.1(g)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Stanley Chang**
10.1(h)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Ron Harrod**
10.2	Form of Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant**
10.3	Form of Stock Escrow Agreement between the Registrant, American Stock Transfer & Trust Company and the Initial Stockholders**
10.4	Form of Letter Agreement between NCIL and the Registrant regarding administrative support**
10.5	Advance Agreement between the Registrant and Jack Kang**
10.6	Form of Registration Rights Agreement among the Registrant, the Initial Stockholders and Ferris, Baker Watts, Incorporated**
10.7	Warrants Placement Agreement**
10.8	Form of Letter Agreement between the Registrant, Jack Kang and Ferris, Baker Watts, Incorporated**
14	Code of Ethics**
24	Power of Attorney (included on signature page of this Form 10-K)***
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
*	Filed herewith

**	Incorporated by reference to the exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-135705)

***	Incorporated by reference to Annual Report Form 10-K for the year ended December 31, 2008.

Exhibit Index

3.1(i)	Amendment to Certification of Incorporation

3.1(ii)	Amended and Restated Certificate of Incorporation.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA HEALTHCARE ACQUISITION CORP.

Date: April 21, 2009	By:	/s/ Alwin Tan
Alwin Tan
Chief Executive Officer and President

	By:	/s/ Steven Wang
Steven Wang
Vice President and Treasurer Chief Financial Officer

Alwin Tan	Director

Ron Harrod	Director

Jack Kang	Chairman of the Board of Directors

James Ma	Director

Pursuant to Power of Attorney previously filed with Annual Report on Form 10-K for year ended December 31, 2008.

By:	/s/ Alwin Tan
Alwin Tan