Form 10-Q
period 2009-03-31
China Healthcare Acquisition Corp.
filed 2009-05-15
CIK 1366922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate  by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of  Regulation S-T during the preceding 12 months. Yes ☐ No ☑

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑ No ☐

     As of May 15, 2009, 2,125,000 shares of Registrant’s common stock, par value $0.0001 per share, were outstanding.

CHINA HEALTHCARE ACQUISITION CORP.

Item 1. Financial Statements

CHINA HEALTHCARE ACQUISITION CORP.
(a development stage company)
Balance Sheets
	March 31, 2009 (Unaudited)	December 31, 2008
ASSETS
Current Assets
Cash	$480,438	$801,965
Cash in Trust	─	57,514,171
Prepaid expense	─	33,712
Prepaid federal income tax	55,000	55,000
Total Current Assets	535,438	58,404,848

Fixed Asset Net of Depreciation	4,598	4,674

TOTAL ASSETS	$540,036	$58,409,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$59,833	$43,998
Due to stockholder	─	168,794
Deferred underwriting fees	─	2,133,867
Taxes Payable	1,438	12,550

TOTAL LIABILITIES	61,271	2,359,209

Common stock, subject to possible redemption, 1,949,335 shares at redemption value, and interest subject to possible redemption	─	11,178,643

COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred stock ─ $.0001 par value; 1,000,000 authorized;	─	─
0 issued and outstanding
Common stock ─ $.0001 par value; 100,000,000 shares
authorized; 2,125,000 shares issued and outstanding at March 31,
2009; 11,876,555 issued and outstanding(which include 1,949,335
shares subject to possible redemption) at December 31, 2008	213	1,188
Additional paid-in capital	─	44,074,106
Distribution in excess of paid in capital	(126,580)	─
Income accumulated during the development stage	605,132	796,376

TOTAL SHAREHOLDERS’ EQUITY	478,765	44,871,670

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$540,036	$58,409,522

See notes to financial statements.

CHINA HEALTHCARE ACQUISITION CORP.
(a development stage company)
Statements of Operations

			Period from
			June 7, 2006
	Three Months Ended	Three Months Ended	(inception) to March 31, 2009
	March 31, 2009	March 31, 2008	(Cumulative)
Interest Income	$1,113	$297,841	$2,584,534

Formation and operating costs	190,119	257,293	1,371,345
Delaware franchise tax	1,438	15,688	128,134

Income (loss) before provision for income taxes	(190,444)	24,860	1,085,055

Provision for income taxes	800	8,980	479,923

Net income(loss)	$(191,244)	$15,880	$605,132
Net income (loss) per share (basic and diluted)	$(0.02)	$0.00	$0.07

Weighted average number of shares outstanding (basic and diluted)	9,059,439	11,876,555	8,701,763

See notes to financial statements.

CHINA HEALTHCARE ACQUISITION CORP.
(a development stage company)
Statement of Stockholders’ Equity

For the period ending March 31,2009 (Unaudited):

				Income (deficit)
	Common Stock		Additional	accumulated during the	Total Stockholders’
	Shares	Amount	paid-in Capital	development stage	Equity
Issuance of common stock to founders and
insiders on June 7, 2006 at $.01 per share	2,500,000	$250	$24,750	$ ─	$25,000
Net Loss				(3,000)	(3,000)
Balance at December 31, 2006	2,500,000	250	24,750	(3,000)	22,000
Surrender and cancellation of 375,000 shares
of common stock by initial stockholders on
January 24, 2007	(375,000)	(37)	37	─	─
Sale of 3,000,000 private placement warrants
to the Chairman of the Board of Directors on
April 25, 2007	─	─	1,500,000	─	1,500,000
Sale of 8,500,000 units, net of underwriters
discount and offering expenses (1,699,150
shares subject to possible redemption)
on April 25, 2007	8,500,000	850	46,407,199	─	46,408,049
Proceeds from issuance of underwriter’s option	─	─	100	─	100
Sale of 1,251,555 units, underwriter’s over-
allotment option, net of underwriter’s discount
(250,185 shares subject to possible redemption) on May 9, 2007	1,251,555	125	7,171,285	─	7,171,410
Proceeds subject to possible redemption
of 1,949,335 shares	─	─	(11,029,265)	─	(11,029,265)
Net income for 2007	─	─	─	918,210	918,210
Balance at December 31, 2007	11,876,555	$1,188	$44,074,106	$915,210	$44,990,504

Net loss for 2008	─	─	─	(118,834)	(118,834)
Balance at December 31, 2008	11,876,555	$1,188	$44,074,106	$796,376	$44,871,670
Unaudited:
Cancellation of public Common Stock due to	(9,751,555)	(975)	975	─	─
distribution of Trust Funds	─	─	(57,514,171)	─	(57,514,171)
Cancellation of possible redemption	─	─	11,178,643	─	11,178,643
Cancellation of deferred Underwriter Fees	─	─	2,133,867	─	2,133,867
Distribution in excess of paid in capital	─	─	126,580	(126,580)	─
Net loss for the three months ended March 31, 2009			─	(191,244)	(191,244)
Balance at March 31, 2009	2,125,000	$213	$ ─	$478,552	$478,765

See notes to financial statements.

CHINA HEALTHCARE ACQUISITION CORP.
(a development stage company)
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Period from June 7, 2006 (inception) to March 31, 2009 (cumulative)
Cash flows from operating activities:
Net income (loss)	$(191,244)	$15,880	$605,132
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Depreciation	75	75	2,486
Changes in:
Accrued expenses	15,836	101,328	59,834
Tax payable	(11,112)	(157,471)	(53,562)
Prepaid expense	33,712	(13,084)	─
Interest earned on investment held in Trust Account	─	(350,814)	(2,704,200)
Interest subject to possible redemption	─	58,570	149,378

Net cash used in operating activities:	(152,733)	(345,516)	(1,940,932)

Cash flows from investing activities:
Cash held in Trust fund	57,514,171	─	206,369
Disbursements from trust account	(57,514,171)	450,991	(55,016,340)
Purchase fixed asset	─	(2,141)	(7,085)

Net cash provided by (used in) investing activities:	─	448,850	(54,817,056)

Cash flows from financing activities:
Proceeds from issuance of common stock	─	─	58,534,330
Proceeds from issuance of warrants	─	─	1,500,000
Proceeds from underwriter’s purchase option	─	─	100
Proceeds from stockholder’s note payable	─	─	150,000
Decrease in due to stockholder	─	─	(150,000)
Payment of costs of public offering	─	─	(2,796,004)
Advance from (to) shareholders	(168,794)	1344	─

Net cash provided by (used in) financing activities:	(168,794)	1344	57,238,426

Net increase (decrease) in cash	(321,527)	104,678	480,438
Beginning balance	801,965	850,870	─

Ending balance	$480,438	$955,548	$480,438

Supplemental Schedule of Non Cash Financing Activities:
Accruals of deferred underwriters’ fees	$ ─	$2,133,867	$2,133,867

See notes in financial statements.

CHINA HEALTHCARE ACQUISITION CORP.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009

Note 1 — Introduction

Interim Financial Information

The financial statements at March 31, 2009 and for the three months then ending were prepared by China Healthcare Acquisition Corp. (“Company” or “CHAC”) and are unaudited. In the opinion of management, all adjustments (consisting of normal accruals and recurring items) were made that are necessary to present fairly financial position of China Healthcare Acquisition Corp. as of March 31, 2009 and the results of its operations and cash flows for the period ended March 31, 2009. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited financial statements should be read in conjunction with the Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”) on April 22, 2009. The accounting policies used in preparing these unaudited financial statements are consistent with those described in such filing. The December 31, 2008 balance sheet has been derived from the Company’s audited financial statements.

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

A registration statement for our initial public offering was declared effective April 19, 2007. Our ability to commence operations was contingent upon obtaining adequate financial resources through a public offering of up to 8,500,000 units (“Units”). This Offering was consummated on April 25, 2007 and we received net proceeds of $46,448,485. Additionally on May 9, 2007, we received net proceeds of $7,171,410 from the sale of 1,251,555 Units in conjunction with the exercise of the underwriters’ over-allotment option by the underwriters. Prior to the consummation of the Offering on April 25, 2007, our Chairman of the Board of Directors purchased an aggregate of 3,000,000 warrants at $0.50 per warrant from the Company in a private placement (the “Private Placement”). The warrants sold in the Private Placement were identical to the warrants sold in the Offering, but the Chairman waived his rights to receive any distribution on liquidation in the event the Company did not complete a business combination (as described below). The Company received net proceeds from the private placement of the warrants of $1,500,000. The Company’s management had broad discretion with respect to the specific application of the net proceeds, although substantially all of the net proceeds were intended to be generally applied toward consummating a business combination (“Business Combination”) with a business that had operations in the People’s Republic of China (“PRC” or  “China”).  Upon the closing of the Offering, and the exercise of the over-allotment option by the underwriters, $57,307,802, including $2,133,867 of deferred underwriting fees, was placed in a trust account (“Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Pursuant to our certificate of incorporation, we had to consummate a Business Combination prior to April 19, 2009 (“Termination Date” ) or return the funds in the Trust Account to holders of shares purchased in our initial public offering. At December 31, 2008, the value of the Trust Account was $57,514,170. The Company’s Chairman agreed he would be personally liable under certain circumstances to ensure that the proceeds in the Trust Account (excluding interest) were not reduced by the claims of target businesses or vendors or other entities that were owed money by the Company for services rendered or contracted for or products sold to the Company. Subject to the consent of Ferris Baker Watts, Inc. this agreement was terminated by the Company and Initial Stockholders effective as of March 10, 2009 distribution of the Trust Account discussed below.  Expenses related to investigation and selection of a target company and negotiation of an agreement to effect a Business Combination were paid only from interest earned on the principal in the trust account.  Prior to the consummation of any Business Combination, the Company was required to submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering voted against the Business Combination and exercised their conversion rights described below, the Business Combination would not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), agreed to vote their founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards would no longer be applicable.

The warrants separated from the units and began to trade separately on May 29, 2007. After separation, each warrant entitled the holder to purchase one share of common stock at an exercise price of $5.00. The warrants have a life of five years after which they will expire. We have the right to redeem the warrants at $0.01 per warrant, provided the common stock has traded at a closing price of at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If we redeem the warrants, the holder will either have to exercise the warrants by purchasing our common stock for $5.00 or sell the warrants, or the warrants will be deemed worthless. We will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such warrant shall not be entitled to exercise such warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will we be required to net cash settle the warrant exercise. Consequently, the warrants may expire unexercised and unredeemed. We determined to classify in the warrants stockholders’ equity in accordance with the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

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

In addition, our Board of Directors (BOD) determined it was no longer possible for us to consummate a qualifying business combination prior to April 19, 2009.  Based on this determination, our BOD concluded that it was in the best interests of stockholders to return to the holders of our shares acquired in our initial public offering all amounts held in the Trust Account as of the date of the distribution thereof.

      On February 20, 2009, the Company announced the setting of the record date for determining the public stockholders who were entitled to receive distributions from the Company’s trust fund established in connection with the Company’s initial public offering and into which the net proceeds of the IPO were deposited. The Company instructed its transfer agent, American Stock Transfer & Trust Company, to close its stock transfer books as of the close of business on March 5, 2009.

      The Company announced at its annual meeting held March 5, 2009, its stockholders voted in favor of a charter amendment to allow the early distribution of the Company’s trust fund for the benefit of its public stockholders of record as of March 5, 2009. This vote had the effect of immediately canceling all shares issued in the Company’s initial public offering and converting them into rights to receive a pro rata share of the trust fund distribution, expected to be $5.89 per share. The Company’s units were separated into their component parts: two warrants and rights to receive the distribution for one share of common stock. Effective as of the close of business day, the Company’s common stock [CHM] and units [CHM-U] held by its public shareholders were no longer quoted or tradeable on  NYSE Amex US. The Company’s warrants [CHM-WS] also are no longer quoted or tradeable on NYSE Amex US, but remain outstanding in accordance with their terms, as disclosed in the Company’s definitive proxy statement dated February 4, 2009. The Company’s remaining stockholders voted to remove the blank check company restrictions from the Company’s charter, allowing the Company to continue its corporate existence beyond its scheduled termination date of April 19, 2009.

The Company set the payment date for distribution of the trust fund to holders of the Company’s shares of common stock as March 10, 2009. On that day, the Trustee of the Company’s trust fund, American Stock Transfer & Trust Company, was instructed to distribute the trust fund proceeds in accordance with its usual procedures to the record holders of the Company’s common stock as of March 5, 2009.  We believe virtually all the shares of the Company’s common stock were held of record in ‘street name,’ which means the cash distributions would be sent through the securities industry clearing system to stock brokerage and other financial firms for final distribution to beneficial owners of the common stock.

Public stockholders at the close of business on March 5, 2009 received approximately $5.89 per share of common stock issued in the Company’s IPO. No payments were made with respect to any of the Company’s outstanding warrants or to any of the Company’s initial stockholders with respect to the shares owned by them prior to the IPO.

The Company decided to continue its efforts in identifying a suitable merger candidate and effect a business combination when such an opportunity occurs.

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

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We expect SFAS 141R will have an effect on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Like SFAS 141R discussed above, earlier adoption is prohibited. We have completed our evaluation and we are of the opinion that the adoption of SFAS 160 has no material effect on our consolidated financial position, results of operations and cash flows.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations and  pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company has evaluated the impact of SFAS No. 157, and is of the opinion that the adoption of SFAS No. 157 has no material impact on its financial position, results of operations, or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159) “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 became effective for the Company beginning January 1, 2008. The Company is of the opinion that the adoption of SFAS 159 had no material effect on its financial statements.

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

Note 5 — Initial Public Offering

On April 25, 2007, the Company sold 8,500,000 Units at $6 per Unit. Additionally, 1,251,555 Units were sold on May 9, 2007 at $6.00 per Unit upon exercise of the underwriters’ over-allotment option. Each Unit consisted of one share of common stock and two redeemable common stock purchase warrants. In connection with the initial public offering, the Company paid to the underwriters a fee equal to 3.25% ($1,657,500) of the gross proceeds of the initial public offering. Underwriting fees without non-accountable expenses from the over-allotment of $244,053 were paid to the underwriters on May 9, 2007. The underwriters agreed to defer additional fees equal to 4.00% of the gross proceeds of the initial public offering before the over-allotment option and 1.25% of the gross proceeds of the over-allotment option (approximately $2,133,867) and deposit them into the Trust Account until the consummation of a Business Combination. Upon the consummation of a Business Combination, we would pay such deferred underwriting discount and non-accountable expense allowance to the underwriters out of the proceeds of the offering held in trust. The warrants separated from the units and began to trade separately on May 29, 2007.

After separation, each warrant entitled the holder to purchase one share of common stock at an exercise price of $5.00. The warrants have a life of five years after which they will expire. The Company has a right to redeem the warrants at $0.01 per warrant, provided the common stock has traded at a closing price of at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If the Company redeems the warrants, the holder will either have to exercise the warrants by purchasing the common stock from the Company for $5.00 or sell the warrants, or the warrants will be redeemed. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration statement is not effective at the time of exercise, the holder of such warrant shall not be entitled to exercise such warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the warrant exercise. Consequently, the warrants may expire unexercised and unredeemed. The Company determined the warrants should be classified in stockholders’ equity upon their issuance in accordance with the guidance of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

In addition, the Company sold the underwriters for $100, an option to purchase up to a total of 500,000 Units. This option was issued upon the closing of the Initial Public Offering. The units that would be issued upon exercise of this option are identical to those offered in the Initial Public Offering, except that each of the warrants underlying this option entitles the holder to purchase one share of our common stock at a price of $6.25. This option is exercisable at $7.50 per Unit commencing on the later of one year from the effective date or the consummation of a Business Combination and may be exercised on a cashless basis. The option has a life of five years from the effective date. The Company has no obligation to net cash settle the exercise of the option or the warrants underlying the option. The holder of the option will not be entitled to exercise the option or the warrants underlying the option unless a registration statement covering the securities underlying the option is effective or an exemption from registration is available. If the holder is unable to exercise the option or underlying warrants, the option or warrants, as applicable, will expire worthless.

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

           Included in the statement of operations are the management fees relating to such services. The amounts of such fees are: $15,000 for 2009; $60,000 for 2008; $45,000 for 2007; and, $120,000 for the period from June 7, 2006 (inception) to March 31, 2009 (cumulative).

          Our Chairman agreed to purchase, or cause its affiliate to purchase, up to $8 million of the Company’s common stock in the open market, commencing on the later of (a) ten business days after the Company files a Current Report on Form 8-K announcing a definitive agreement for an initial Business Combination or (b) 60 calendar days after the end of the restricted period under Regulation M, and ending on the business day immediately preceding the record date for the meeting of stockholders at which time such Business Combination is to be voted upon by the Company’s stockholders. Our chairman agreed to vote all such shares of common stock purchased in the open market in favor of the Company’s initial Business Combination. Such purchase would have commenced 10 business days after the date of the Current Report on Form 8-K reporting the signing of the definitive acquisition agreement and ended on the last business day preceding the record date for stockholders meeting to vote upon the acquisition. In his stead, Mr. Wu Wing Shu of Sky Rainbow Investment Ltd. agreed with Mr. Kang to purchase or cause his affiliate to purchase up to $8 million of our common stock in the open market at market prices not to exceed the per share amount held in the trust account (less taxes payable). It was contemplated that such purchase would not commence until approximately 10 business days before the record date for the stockholders meeting by which time the shareholders will have available the definitive proxy statement. Such purchases would end on the business day immediately preceding the record date for the stockholders meeting. The Company would file a Current Report on Form 8-K immediately prior to the commencement of the purchase period reporting the amount per share available upon liquidation of the trust. Shares purchased by Mr. Wu Wing Shu would not be subject to the contractual six month restriction on resale that applied to Mr. Kang’s agreement.  This agreement has been terminated.

Note 7 — Income Taxes

           Due to the fact that there was only minimal interest from the fund held in the trust and substantial expenses related to the early distribution of the trust fund, we incurred a before tax loss of $190,444. We do not have any Federal income tax for the quarter. However, we have a California State tax for $800. The components for the provisions for income taxes are:

	For the three months ended March 31,
	2009		2008
Current:
Federal taxes	$	─	$8,180
State taxes		800	800
Total provision for income taxes		$800	$8,980

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

On February 20, 2009, the Company announced the setting of the record date for determining the public stockholders who were entitled to receive distributions from the Company’s trust fund established in connection with the Company’s initial public offering and into which the net proceeds of the IPO were deposited. The Company instructed its transfer agent, American Stock Transfer & Trust Company, to close its stock transfer books as of the close of business on March 5, 2009.

      The Company announced that at its annual meeting held on March 5, 2009, its stockholders voted in favor of a charter amendment to allow the early distribution of the Company’s trust fund for the benefit of its public stockholders of record as of March 5, 2009. This vote had the automatic effect of immediately canceling all shares issued in the Company’s initial public offering and converting them into rights to receive a pro rata share of the trust fund distribution, expected to be $5.89 per share. The Company’s units have separated into their component parts: two warrants and rights to receive the distribution for one share of common stock. Effective as of the close of business day, the Company’s common stock [CHM] and units [CHM-U] held by its public shareholders were no longer quoted or tradeable on  NYSE Amex US. The Company’s warrants [CHM-WS] also are no longer quoted or tradeable on NYSE Amex US, but remain outstanding in accordance with their terms, as disclosed in the Company’s definitive proxy statement dated February 4, 2009. The Company’s remaining stockholders voted to remove the blank check company restrictions from the Company’s charter, allowing the Company to continue its corporate existence beyond its scheduled termination date of April 19, 2009.

The Company set the payment date for distribution of the trust fund to holders of the Company’s shares of common stock as March 10, 2009. On that day, the Trustee of the Company’s trust fund, American Stock Transfer & Trust Company, was instructed to distribute the trust fund proceeds in accordance with its usual procedures to the record holders of the Company’s common stock as of March 5, 2009.  We believe that virtually all of the shares of the Company’s common stock were held of record in ‘street name,’ which means that the cash distributions would be sent through the securities industry clearing system to stock brokerage and other financial firms for final distribution to beneficial owners of the common stock.

Public stockholders at the close of business on March 5, 2009 received approximately $5.89 per share of common stock issued in the Company’s IPO. No payments were made with respect to any of the Company’s outstanding warrants or to any of the Company’s initial stockholders with respect to the shares owned by them prior to the IPO.

The Company decided to continue its efforts in identifying a suitable merger candidate and effect a business combination when such an opportunity occurs.

Results of Operations

Net Income

Net loss for the quarter ended March 31, 2009 was $191,244 consisting of interest income totaling $1,113 which was primarily offset by operating costs of $190,119, Delaware franchise tax of $1,438 and provision for income taxes of $800. Operating costs include expenses incurred in connection with accounting and legal work for the preparation of our Proxy, change and amendment of our corporate charter and costs associated with the early distribution of the funds held in the Trust and other expenses. Compared to the same period of 2008, there is a reduction of income. This is due largely to the fact that there was minimal interest earned on the funds held in trust during the first quarter of this year because of a decline in interest rates.

Changes in Financial Condition

 Liquidity and Capital Resources

        On April 16, 2007 we entered into an agreement with the Chairman of our Board of Directors for the sale of 3,000,000 warrants in a private placement. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. The warrants were sold at a price of $0.50 per warrant, generating net proceeds of $1,500,000.

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

As noted above, on March 10, 2009 we distributed all amounts in the Trust Fund to holders of record as of March 5, 2009.  As a result, as of March 31, 2009 we had remaining cash of $480,438 (less accrued expenses of $59,833) which should be sufficient to support minimal operations for the next 12 months.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events, and we assume no obligation to update any such forward-looking statements. The forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual result to be materially different from any future results expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause our future results to differ from those statements include, but are not limited to, those described in the section entitled “Risk Factors” of the prospectus filed with the Securities and Exchange Commission (the “SEC”) in connection with our initial public offering. The following discussion should read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report and with the section entitled “Risk Factors” of the prospectus filed with the SEC in connection with our public offering and in our 10-K Annual Report.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to affect, our financial reporting.

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

Item 4. Submission of Matters to a Vote of the Security Holders

a)      The Company held its annual meeting of Stockholders on March 5, 2009.

b)      Richard Prins was elected to the Board of Directors at the meeting.  Alwin Tan, Jack Kang, James Ma and Ron Harrod continued as directors after the meeting.

c)      The following proposals were voted on by the stockholders at the annual meeting:

Proposal No. 1 – to amend the Company’s certificate of incorporation to permit the early distribution of the trust account to holders of shares of common stock issued in the Company’s initial public offering (“IPO”) and related cancellations of shares of common stock issued to the Company’s IPO.

For	Against	Broker – Non Votes
6,121,293	8,580	3,016,543

Proposal No. 2 –   to elect Richard Prins to the Company’s Board of Directors to hold office as a Class I  director for a period to expire at the third annual meeting thereafter

For	Withheld
11,012,921	266,595

Proposal No. 3 – to ratify the selection of Goldman Parks Kurland Mohidin –GPKM LLP to serve as our independent registered public accounting firm for fiscal 2008

For	Against	Abstain
11,274,116	500	4,900

Proposal No. 4 –  to approve any adjournments or postponements of the annual meeting to a later date or dates, if necessary, for the purpose of soliciting additional proxies.

For	Against	Abstain
9,892,876	1,373,240	13,400

Proposal No. 5 – to amend and restate the Company’s certificate of incorporation (i) to permit the Company to continue as a corporation, beyond the time specified without the limitations related to the Company’s IPO (ii) to remove Article VI from the Company’s certificate of incorporation which, among  other blank check company-related restrictions, required the Company to dissolve on April 19, 2009 if no qualifying business combination were consummated and (iii) to increase authorized shares of common stock from 50,000,0000 to 100,000,000 shares of common stock.

For	Against	Abstain
2,125,000	- 0 -	- 0 -

Item 5. Other Information

Not applicable

Item 6. Exhibits

Number	Description
3.1	Amended and Restated Certificate of Incorporation**

3.1 (i)	Amendment to Certificate of Incorporation*

3.1 (ii)	Amended and Restated Certificate of Incorporation*

3.2	Amended and Restated Bylaws**

4.1	Specimen Unit Certificate**

4.2	Specimen Common Stock Certificate**

4.3	Specimen Warrant Certificate**

4.5	Form of Warrant Agreement between American Stock Transfer & Trust Company and the Registrant**

4.6	Form of Underwriters’ Purchase Option**

10.1(a)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Jack Kang**

10.1(b)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Alwin Tan**

10.1(c)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Steven Wang**

10.1(d)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Mark Tan**

10.1(e)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Larry Liou**

10.1(f)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and James Ma**

10.1(g)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Stanley Chang**

10.1(h)	Letter Agreement among the Registrant, Ferris, Baker Watts, Incorporated and Ron Harrod**

10.2	Form of Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant**

10.3	Form of Stock Escrow Agreement between the Registrant, American Stock Transfer & Trust Company and the Initial Stockholders**

10.4	Form of Letter Agreement between NCIL and the Registrant regarding administrative support**

10.5	Advance Agreement between the Registrant and Jack Kang**

10.6	Form of Registration Rights Agreement among the Registrant, the Initial Stockholders and Ferris, Baker Watts, Incorporated**

10.7	Warrants Placement Agreement**

10.8	Form of Letter Agreement between the Registrant, Jack Kang and Ferris, Baker Watts, Incorporated**

10.9	Stock Purchase Agreement among Registrant, Europe Asia Huadu Environment Holding, Pte Ltd, Teambest International, Ltd and Wang Lahua dated August 6, 2008***

10.10	Termination Agreement dated as November 10, 2008 by and among Europe Asia Huadu Environment Holdings, Pte Ltd, Wang Lahua, Teambest International, Ltd and China Healthcare Acquisition Corp ****

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to Registrant’s Annual Report on Form 10-K/A filed on April 22, 2009

**	Incorporated by reference to the exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-135705)

***	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 11, 2008

****	Incorporated by reference to Registrant’s Current Report on Form 8-K filed November 13, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, China Healthcare Acquisition Corp as duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA HEALTHCARE ACQUISITION CORP.

Date: May 15, 2009	By:	/s/ Alwin Tan
Alwin Tan
Chief Executive Officer and President

By:	/s/ Steven Wang
Steven Wang
Vice President and Treasurer Chief Financial Officer

INDEX TO EXHIBITS

Number	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002